Form 10QSB
period 2002-06-30
PROFESSIONALS DIRECT INC
filed 2002-08-14
CIK 1158269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-49786

PROFESSIONALS DIRECT, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-3324634 (I.R.S. Employer Identification No.)

161 Ottawa Ave., N.W., Suite 607 Grand Rapids, Michigan 49503 (Address of Principal Executive Offices)	(616) 456-8899 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes          No X .

There were 333,500 shares of Common Stock outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	June 30, 2002 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Six Months Ended June 30, 2002 (Unaudited) and
	June 30, 2001 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2002 (Unaudited) and
	June 30, 2001 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	11

	Item 5. Other Information	13

	Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,	2002

Assets

Investments available for sale, at fair value:
Fixed maturities	$16,338,661
Equity securities	51,997

Total investments available for sale	16,390,658

Other invested assets, at estimated fair value	273,497

Total investments	16,664,155

Cash and cash equivalents	1,083,606
Receivables:
Amounts due from reinsurers	3,459,351
Other	1,387,672
Net deferred federal income taxes	903,772
Other assets	2,049,914

8,884,315

$25,548,470

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$9,366,266
Unearned premiums	3,575,430
Surplus certificates	2,531,000
Accrued interest	1,171,203
Other liabilities	1,655,688

Total Liabilities	18,299,587

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,205,952
Retained Earnings	3,897,332
Accumulated other comprehensive income	145,599

Total Shareholders' Equity	7,248,883

$25,548,470

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001		2002	2001
Revenues
Net premiums earned	$1,518,464		$1,388,591	$3,006,804		$2,779,150
Fees and commissions earned (net)	161,472		196,221	280,115		392,522
Net investment income	197,946		235,561	352,970		487,391
Finance and other income earned	24,669		27,750	55,740		59,574

Total revenues	1,902,551		1,848,123	3,695,629		3,718,637

Expenses
Losses and loss adjustment expenses incurred	798,888		(250,303)	2,018,568		869,918
Operating and administrative	922,244		1,242,946	1,649,189		2,062,273
Interest	47,239		82,325	93,759		169,953

Total expenses	1,768,371		1,074,968	3,761,516		3,102,144

Income (loss) before federal income tax expense and policyholder dividend	134,180		773,155	(65,887)		616,493
Policyholder dividend	91,094		-	242,501		-

Income (loss) before federal income tax expense	43,086		773,155	(308,388)		616,493

Federal Income Tax Expense (benefit)	41,535		243,684	(111,616)		169,029

Net Income (loss)	1,551		529,471	(196,772)		447,464

Other Comprehensive Income (Loss) (Net of tax (benefit) of $148,079, $(48,195), $82,330 and $63,993, respectively)	287,447		(93,555)	159,817		124,222

Comprehensive Income (Loss)	$288,998		$435,916	$(36,955)		$571,686

Per share of common stock:
Basic net income (loss) per share	$-	$	N/A	$(0.59)	$	N/A
Basic comprehensive income (loss) per share	0.87		N/A	(0.11)		N/A

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 30, 2002	June 30, 2001
Operating Activities
Net income (loss)	$(196,772)	$447,464
Adjustments to reconcile net income to net cash from (for) operating activities:
Deferred federal income tax expense (benefit)	(13,404)	62,028
Realized losses	2,127	3,200
Depreciation and amortization	133,330	130,725
Changes in operating assets and liabilities:
Amounts due from reinsurers	(737,258)	973,540
Other receivables	(356,962)	119,713
Other assets	(437,183)	354,084
Loss and loss adjustment expense reserves	(222,551)	(1,031,012)
Unearned premiums	238,312	(332,722)
Accrued interest	71,027	68,513
Other liabilities	(142,393)	(282,788)

Net cash from (for) operating activities	(1,661,727)	512,745

Investing Activities
Cost of fixed maturities acquired	(15,005,180)	(500,000)
Proceeds from sales or maturities of fixed maturities	235,016	703,104
Cost of property and equipment acquired	(14,585)	(6,553)
Cost of intangible assets acquired	(187,500)	(54,842)

Net cash from (for) investing activities	(14,972,249)	141,709

Financing Activities
Net borrowings (repayments) under line of credit	69,039	63,671
Principal payments on note payable	-	(35,712)

Net cash from financing activities	69,039	27,959

Net Increase (Decrease) in Cash and Cash Equivalents	(16,564,937)	682,413

Cash and Cash Equivalents, beginning of period	17,648,543	1,136,718

Cash and Cash Equivalents, end of period	$1,083,606	$1,819,131

Supplemental Disclosures of Cash Flow Information
Federal income tax payments	-	65,000
Interest payments	26,234	101,440

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Professionals Direct Insurance Company, a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., a Michigan professional employer organization; Professionals Direct Finance, Inc., a premium finance company and Professionals Direct Insurance Services, Inc., a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance.

          The condensed consolidated financial statements and notes for the six-month periods ended June 30, 2002 and 2001 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.          Demutualization of the Company

          Effective July 1, 2001, the Company took part in a corporate restructuring in which the previous holding company, Michigan Lawyers Mutual Insurance Company demutualized and converted from a mutual insurance company to a Michigan domiciled stock property and casualty insurance company. As part of the demutualization, the organization was restructured and the names of the entities were changed. Prior to the restructuring, the Company was a wholly-owned subsidiary of Michigan Lawyers Mutual Insurance Company. As part of the restructuring, the Mutual was renamed Professionals Direct Insurance Company and became a wholly-owned subsidiary of the Company.

          In conjunction with the demutualization, Professionals Direct, Inc. completed its initial public offering of stock through a subscription and best efforts offering. Net proceeds from the offering were $3,205,952 in which 333,500 shares of stock were issued and remain outstanding.

3.          Earnings per Share

          Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period (333,500 for the six months ended June 30, 2002 and no shares outstanding for the six months ended June 30, 2001 which was prior to the Company's demutualization). There are no stock options or other dilutive instruments outstanding. Therefore, diluted earnings per share is equal to basic earnings per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Professionals Direct, Inc. (the "Company"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

Forward-Looking Statements:

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements, including, but not limited to, statements relating to the Company's business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Company's management, and estimates and projections about the Company's industry. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "objective," "plans," "predicts," "projects," "seeks," variations of such words and similar expressions are intended to identify such forward-looking statements. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence the results of operations, financial condition and business of the Company and its subsidiaries:

•	future economic conditions and the legal and regulatory environment in the markets served by the Company's subsidiaries;

•	re-insurance market conditions, including changes in pricing and availability of re-insurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Company and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	the company's ability to execute its business plan;

•	the company's ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

Changes in any of these factors, or others, could have an adverse affect on the business, results of operations, or business of the Company or its subsidiaries. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations (000 omitted):

          Net premiums earned. Net premiums earned continued to increase from the comparable period in the prior year. For the quarter ended June 30, 2002, net premiums earned were $1,518, an increase of $130, or 9%, compared to the second quarter of 2001. When compared to the first quarter of 2002, net premiums earned increased $30, or 2%, from $1,488. For the first six months of 2002, earned premium increased a total of $228, or 8%, compared to the same period in 2001. The increases in net earned premium are not as great as the increases in written premium. Net earned premium increases at a slower rate than written premium because revenue from policies written in one period is earned over the term of the policy. Written premium has been increasing as a result of the Company's expansion outside of Michigan and the effects of a general price increase. For the six months ended June 30, 2002, total premium written was $3,883 compared to $3,243 for the same period last year, an increase of 20%. During the six months ended June 30, 2002, the Company had premium written in Ohio, Indiana, Pennsylvania and Arizona totaling $198. During the same period in 2001, the Company had premium written only in Michigan. The remaining increase in written premium is attributable to the Michigan market where the Company has been successful in soliciting new business as well as in obtaining price increases from existing business. The result is a 14% increase in Michigan premium written as compared to the same period last year.

          The Company continues to obtain licenses to sell insurance and conduct premium finance operations in states other than Michigan. Professionals Direct Insurance Company, a subsidiary of the Company ("PDIC") obtained licenses in Nevada, Oklahoma and Utah during the second quarter of 2002. Since June 30, 2002, PDIC has also received licenses to sell insurance in Missouri and South Dakota. As of the date of this filing, PDIC is licensed in a total of thirteen states and has licensing applications pending in various other states. The Company expects to continue to expand operations beyond Michigan and Ohio during 2002 and anticipates that revenue volumes will continue to increase as the Company selectively enters these new markets and begins to conduct business.

          Other revenues. Other sources of income account for 20% of total revenues for the second quarter of 2002, compared to 25% in 2001. These sources of income have generally declined in 2002 from 2001.

•

Fee and commissions income continues to decrease from the prior year because of the changes in the terms of the current reinsurance treaties. These changes have reduced the amount of ceding and profit commission paid by the reinsurers to the Company.

•

Investment income for the six months ended June 30, 2002 is less than the same period in the prior year. However, the current quarter reflects a slight increase in investment income. This improvement reflects the fact that the Company was nearly fully invested in the bond market by the end of the current quarter after having had a significant portion of its portfolio assets in short-term money market funds during the latter part of 2001 and the early part of 2002.

          Losses and loss adjustment expenses. For the six months ended June 30, 2002, the loss ratio of 67% includes the effects of $115 in favorable loss development attributable to prior years. For the six months ended June 30, 2001, the loss ratio of 31% included the effects of $1,784 in favorable loss development. The impact of the favorable development is reflected in a negative losses and loss adjustment expense of $250 for the second quarter of 2001. By contrast, the losses and loss adjustment expense incurred during the second quarter of 2002 is $799, an increase of $1,049.

          Estimating loss reserves involves significant uncertainty. Professional liability claims generally, and lawyers professional liability claims in particular, involve a relatively long period of time between the initial report of a claim and its resolution and final determination of the total incurred loss. The current year estimate of losses is based on losses made and reported during the current fiscal year using claims frequency, past loss experience and trending analysis as a partial basis for the estimate. However, quarterly intervals provide a limited sample of claims and a short investigation period from which to assess and evaluate the reported claims. Claim frequency may vary from one calendar quarter to another and the severity of the reported claims in a given quarter may not be known for a considerable period of time after the date of the report. Consequently, the loss estimates for any calendar quarter are subject to significant fluctuation and variability. As the year progresses, the reported claims can be more fully investigated and assessed and greater certainty in the loss estimates may be realized.

          Operating and administrative expenses. Operating and administrative expenses decreased from $1,242 for the second quarter of 2001, to $922 for the second quarter of 2002. The decrease is the result of personnel restructuring and the fact that costs associated with the demutualization of the Company incurred in 2001 were not incurred in 2002.

          Interest expense. Interest expense declined $35, or 43%, as compared to the second quarter of 2001. This decrease is primarily the result of the reduction in the balance of outstanding surplus certificates that were converted to stock in the demutualization. A total of 4,345 of surplus certificates were outstanding at June 30, 2001. At June 30, 2002, only 2,531 certificates remained outstanding.

          Policyholder dividend. During the second quarter of 2002, PDIC paid a policyholder dividend of $91 to eligible policyholders who met specific criteria in accordance with the terms of the demutualization. The dividend is contingent upon future policy renewals and a 60-day holding period. The Company has only accrued the amount due to policyholders that have met the stated criteria at June 30, 2002. Additional amounts that could be paid out in 2002, assuming a 100% renewal rate, are approximately $35.

          Income taxes. The Company recorded an income tax benefit of $112 on a loss before tax of $308 for the six months ended June 30, 2002, compared to a tax expense for the same period of 2001 of $169 on income of $616. The second quarter tax expense includes an adjustment of $30 resulting from a re-evaluation of net deferred federal income taxes. The effective federal income tax rate varies from the expected statutory rate of 34% largely because of the impact of the exclusion for interest from certain tax-exempt bonds.

Financial Condition, Liquidity, and Capital Resources (000 omitted):

          The primary sources of the Company's liquidity, on both a short-term and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance, and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short-term and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums, and taxes.

          The Company's net cash flow used in operations was $1,662 for the first six months of 2002, compared to net cash flow from operations of $513 for the first six months of 2001. The increase in cash used for operating activities is the result of indemnity payments made on several policy claims near the end of the second quarter - on which reinsurance recoveries were not received until after the end of the quarter. The Company generated negative cash flow from investing activities of $14,972 during the first six months of 2002. This was the result of the reinvestment of cash that was received when the Company sold most of its bond portfolio in the latter part of 2001. Cash received from financing activities for the first quarter of 2002 was $69. This positive cash flow was primarily from the increase in borrowing under the Company's lines of credit.

          At June 30, 2002, the Company had cash and cash equivalents of $1,084. Management expects that this level of cash and cash that will be generated from operations will be sufficient to meet cash flow needs for 2002.

          Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short-term and long-term liquidity needs over the next year and beyond. Because economic, market and regulatory conditions may change, however, there can be no assurance that our funds will be sufficient to meet these liquidity needs. In addition, competition, pricing, the frequency and severity of losses and interest rates could significantly affect the Company's short-term and long-term liquidity needs.

Critical Accounting Estimates and Judgments

          The consolidated financial statements include certain amounts, based upon informed estimates and judgments made by management, for transactions not yet complete or for which the ultimate resolution is not certain. Such estimates and judgments affect the reported amounts in the financial statements. Although management believes that they are making the best decisions based upon information then available, it is possible that as conditions and experience develop, these estimates may change and may be materially different from originally reported in the financial statements. The Company's reserves for unpaid loss and loss adjustment expenses represent the most critical estimate present within the financial statements.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 11, 2002, the Company held its 2002 Annual Meeting of Shareholders. The purpose of the meeting was to elect ten directors for staggered three-year terms expiring in 2003, 2004 and 2005, and to adopt Amended and Restated Articles of Incorporation.

Ten candidates nominated by management were elected by the shareholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Term Expires	Shares Voted

David W. Crooks	2003	For	193,679
		Withheld	1,133
		Broker Non-Votes	0

Craig A. Anderson	2003	For	193,679
		Withheld	1,133
		Broker Non-Votes	0

Stephen M. Westfield	2003	For	193,679
		Withheld	1,133
		Broker Non-Votes	0

Charlene M. Snow	2003	For	193,679
		Withheld	1,133
		Broker Non-Votes	0

Julius A. Otten	2004	For	193,479
		Withheld	1,333
		Broker Non-Votes	0

Tracy T. Larsen	2004	For	193,479
		Withheld	1,333
		Broker Non-Votes	0

Mary L. Ursul	2004	For	193,479
		Withheld	1,333
		Broker Non-Votes	0

Joseph A. Fink	2005	For	193,479
		Withheld	1,333
		Broker Non-Votes	0

Stephen M. Tuuk	2005	For	193,479
		Withheld	1,333
		Broker Non-Votes	0

Name of Candidate	Term Expires	Shares Votes

Thomas J. Ryan	2005	For	193,479
		Withheld	1,333
		Broker Non-Votes	0

Amended and Restated Articles of Incorporation were adopted by the shareholders. The Amended and Restated Articles of Incorporation included revisions that, among other things, increased the number of directors serving on the Company's Board of Directors, staggered the terms of the Board of Directors, updated the indemnification rights of officers and directors, and provided directors with additional factors with which to consider business combinations. The following sets forth the results of the voting with respect to such proposal:

Shares Voted

For	190,879
Against	3,933
Abstentions and Broker Non-Votes	0

Item 5.  Other Information

At its annual meeting on June 11, 2002, the Board of Directors adopted Amended and Restated Bylaws. The original bylaws of the Company were adopted when the Company was a subsidiary of Professionals Direct Insurance Company (now a subsidiary of the Company). The Amended and Restated Bylaws were adopted to incorporate provisions considered by the Board of Directors to be more suitable for a publicly held corporation.

Item 6.  Exhibits and Reports on Form 8-K

          (a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

          (b)          Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002	PROFESSIONALS DIRECT, INC. s/Stephen M. Tuuk Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
s/Stephen M. Westfield Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.