Form 10QSB
period 2002-09-30
PROFESSIONALS DIRECT INC
filed 2002-11-14
CIK 1158269

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X       No     .

There were 333,500 shares of Common Stock outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	September 30, 2002 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Nine Months Ended September 30, 2002 (Unaudited) and
	September 30, 2001 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2002 (Unaudited) and
	September 30, 2001 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

	Item 3. Controls and Procedures	11

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,	2002

Assets

Investments available for sale, at fair value:
Fixed maturities	$17,671,776
Equity securities	48,125

Total investments available for sale	17,719,901

Other invested assets, at estimated fair value	273,497

Total investments	17,993,398

Cash and cash equivalents	3,038,419
Receivables:
Amounts due from reinsurers	1,922,393
Other	1,534,189
Net deferred federal income taxes	738,395
Other assets	2,549,260

$27,776,054

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$9,023,126
Unearned premiums	5,216,440
Surplus certificates	2,531,000
Accrued interest	1,205,363
Other liabilities	2,220,990

Total Liabilities	20,196,919

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,205,952
Retained Earnings	3,858,462
Accumulated other comprehensive income	514,721

Total Shareholders' Equity	7,579,135

$27,776,054

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Net premiums earned	$1,703,922	$1,407,019	$4,710,726		$4,186,169
Fees and commissions earned (net)	37,303	181,426	317,418		573,948
Net investment income	236,751	873,911	589,721		1,361,302
Finance and other income earned	29,572	41,674	85,312		101,248

Total revenues	2,007,548	2,504,030	5,703,177		6,222,667

Expenses
Losses and loss adjustment expenses incurred	921,781	467,189	2,940,349		1,337,107
Operating and administrative	989,894	1,145,236	2,639,083		3,207,509
Interest	49,476	(117,507)	143,235		52,446

Total expenses	1,961,151	1,494,918	5,722,667		4,597,062

Income (loss) before federal income tax expense and policyholder dividend	46,397	1,009,112	(19,490)		1,625,606
Policyholder dividend	73,586	79,782	316,087		79,782

Income (loss) before federal income tax expense	(27,189)	929,330	(335,577)		1,545,824

Federal Income Tax Expense (benefit)	11,680	516,214	(99,936)		685,243

Net Income (loss)	(38,869)	413,116	(235,641)		860,581

Other Comprehensive Income (Loss) (Net of tax (benefit) of $190,154, $(160,980), $272,484 and $(96,987), respectively)	369,122	(312,491)	528,939		(188,269)

Comprehensive Income	$330,253	$100,625	$293,298		$672,312

Per share of common stock:
Basic net income (loss) per share	$(0.12)	$1.24	$(0.71)	$	N/A
Basic comprehensive income per share	0.99	0.30	0.88		N/A

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 30, 2002	September 30, 2001
Operating Activities
Net income (loss)	$(235,641)	$860,581
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income tax expense (benefit)	(38,180)	573,801
Realized losses (gains)	3,366	(604,439)
Depreciation and amortization	216,526	192,524
Changes in operating assets and liabilities:
Amounts due from reinsurers	799,700	1,217,513
Other receivables	(503,479)	198,663
Other assets	(873,216)	206,897
Loss and loss adjustment expense reserves	(565,691)	(1,009,151)
Unearned premiums	1,879,322	299,785
Accrued interest	105,187	(619,358)
Other liabilities	203,118	(603,916)

Net cash from operating activities	991,012	712,900

Investing Activities
Cost of fixed maturities acquired	(16,532,565)	(602,531)
Proceeds from sales or maturities of fixed maturities	963,677	12,197,753
Proceeds from sale of intangibles	-	59,628
Cost of property and equipment acquired	(5,646)	(132,074)
Cost of intangible assets acquired	(315,432)	(15,286)

Net cash from (for) investing activities	(15,889,966)	11,507,490

Financing Activities
Net borrowings (repayments) under line of credit	288,830	(145,182)
Principal payments on note payable	-	(339,296)
Common stock issued for cash	-	1,391,952

Net cash from financing activities	288,830	907,474

Net Increase (Decrease) in Cash and Cash Equivalents	(14,610,124)	13,127,864

Cash and Cash Equivalents, beginning of period	17,648,543	1,136,718

Cash and Cash Equivalents, end of period	$3,038,419	$14,264,582

Supplemental Disclosures of Cash Flow Information
Federal income tax payments	$70,000	$183,058
Interest payments	41,640	671,805

Noncash Transactions:
Surplus certificates exchanged for common stock	$-	$1,814,000

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Professionals Direct Insurance Company, a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., a Michigan professional employer organization; Professionals Direct Finance, Inc., a premium finance company and Professionals Direct Insurance Services, Inc., a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance. The consolidated financial statements also include the accounts of Lawyers Direct Risk Purchasing Group, a non-profit corporation, formed by the Company during 2002 to facilitate the purchase of liability insurance by certain of the Company's insureds. Because the Company controls this entity, its activity has been included in the consolidated financial statements.

          The condensed consolidated financial statements and notes for the three and nine-month periods ended September 30, 2002 and 2001 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

3.          Earnings per Share

          Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three months and nine months ended September 30, 2002 and three months ended September 30, 2001). There are no stock options or other dilutive instruments outstanding. Therefore, diluted earnings per share is equal to basic earnings per share.

4.          Subsequent Events

          Effective October 3, 2002, the Company purchased the renewal rights to direct written business of Interlex Insurance Company. In exchange for a cash payment of $441,428, the Company acquired certain renewal rights of the lawyers professional liability policies of Interlex effective December 1, 2002. Interlex wrote policies on a direct basis in Missouri and Kansas and through agents in Florida and Kansas. The Company is negotiating to purchase certain of the remaining renewal rights in Kansas and to appoint agents in Florida.

          Subsequent to September 30, 2002, the Company realized a gain on the sale of bonds from its investment portfolio of approximately $725,000. Proceeds from the disposition were reinvested at current rates.

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

Results of Operations (000 omitted):

          Net premiums earned. Net premiums earned continued to increase from comparable periods in the prior year. For the quarter ended September 30, 2002, net premiums earned were $1,704, an increase of $297, or 21%, compared to the third quarter of 2001. For the first nine months of 2002, net premiums earned increased a total of $525, or 13%, compared to the same period in 2001. Earned premiums increase or decrease at a slower rate than written premiums because revenue from policies written is earned over the term of the policy, typically twelve months. As a result, increases in written premium have exceeded increases in net premiums earned. Written premium has been increasing as a result of the Company's expansion outside of Michigan, new business in Michigan and a general price increase. For the nine months ended September 30, 2002, total written premium was $7,591 compared to $5,658 for the same period last year, an increase of 34%. During the nine months ended September 30, 2002, premiums written in Ohio, Indiana, Pennsylvania, Kansas, Utah and Arizona totaled $1,160. During the same period in 2001, premium was primarily written in Michigan. The balance of the increase in written premium is attributable to the Michigan market where the Company has been successful in soliciting new business and in obtaining price increases from existing business. The result is a 14% increase in Michigan premium written as compared to the same period last year.

          The Company continues to obtain licenses to sell insurance and conduct premium finance operations in states other than Michigan. During the third quarter of 2002, the Company obtained insurance licenses in Colorado, Florida, Iowa, Kentucky, Missouri, New Mexico, South Dakota, Tennessee and Washington and, as of the date of this filing, is licensed in twenty states with applications pending in various other states. The Company expects to continue to expand operations beyond Michigan and Ohio during the remainder of 2002 and anticipates that revenue volumes will continue to increase as the Company selectively enters these new markets and begins to conduct business.

          Other revenues. Other revenues account for 15% of total revenues for the third quarter of 2002 compared to 44% in 2001. The primary causes of this decline are:

•

Generally, fee and commission income have decreased because changes in the terms of current reinsurance treaties have reduced ceding and profit commissions. In the third quarter of 2002, fee and commission income were further reduced by changes in estimated contingent profit commissions.

•

Net investment income in the third quarter is significantly less than the same period in the prior year because net investment income during the third quarter of 2001 included realized gains of $622. Those gains resulted from the Company's decision to realize the significant appreciation in its bond portfolio. Excluding realized gains, investment income for the current quarter is down slightly over the same period a year ago.

          Losses and loss adjustment expenses. For the nine months ended September 30, 2002, the loss ratio of 62% has not been impacted by loss development attributable to prior years. In contrast, the nine months ended September 30, 2001 loss ratio of 32% included the effects of $1,789 in favorable loss development from prior years.

          Loss and loss adjustment expense are based on management's best estimate of the ultimate losses on claims reported for each year. Estimating loss reserves involves significant uncertainty. Professional liability claims generally, and lawyers professional liability claims in particular, involve a relatively long period of time between the initial report of a claim and its resolution and final determination of the total incurred loss. The current year estimate of losses is based on losses made and reported during the current fiscal year as well as development on prior year losses, using claims frequency, past loss experience and trending analysis as a partial basis for the estimate. However, quarterly intervals provide a limited sample of claims and a short investigation period from which to assess and evaluate the reported claims. Claim frequency may vary from one calendar quarter to another and the severity of the reported claims in a given quarter may not be known for a considerable period of time after the date of the report. Consequently, the loss estimates for any calendar quarter are subject to significant fluctuation and variability. As the year progresses, the reported claims can be more fully investigated and assessed and greater certainty in the loss estimates may be realized.

          Operating and administrative expenses. Third quarter and year-to-date operating and administrative expenses decreased $155 and $568 respectively from 2001. This decrease resulted primarily from the non-recurrence of costs associated with the demutualization of the Company in 2001.

          Interest expense. Interest expense year-to-date is $91 higher than the prior year. However, in 2001, certain surplus certificate holders, who converted their certificates to stock, forgave accrued interest on their converted certificates. This forgiveness in the third quarter of 2001 resulted in negative interest expense in that quarter and abnormally low interest expense for that year. However, future interest expense will be lower than it was in years prior to 2001 and would have been in 2001, absent the aforementioned forgiveness, because of the conversion. At September 30, 2002 there are 2,531 certificates outstanding as contrasted to 4,345 outstanding at June 30, 2001.

          Policyholder dividend. The Company paid a policyholder dividend to eligible policyholders who met specific criteria in accordance with the terms of the demutualization. The dividend payments commenced in August of 2001. During the third quarter of 2002, PDIC paid a policyholder dividend of $74 to eligible policyholders. The dividend program has now been completed and no further dividends will be accrued or paid.

          Income taxes. The effective federal income tax rate varies from the expected statutory rate of 34% largely because of the impact of the exclusion of interest from tax-exempt bonds.

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

          The Company's net cash flow from operations was $991 for the first nine months of 2002, compared to net cash flow from operations of $713 for the first nine months of 2001. The increase in cash from operating activities largely resulted from collections of increased premiums written discussed earlier. The Company generated negative cash flow from investing activities of $15,890 during the first nine months of 2002. This was the result of the reinvestment of cash that was received when the Company sold most of its bond portfolio in the latter part of 2001. Cash received from financing activities for the nine months of 2002 was $289, resulting from net borrowing under the Company's lines of credit. In the same period last year, the Company completed its stock offering utilizing some of the cash received to pay off its outstanding bank debt.

          At September 30, 2002, the Company had cash and cash equivalents of $3,038. Management expects that this cash and that which will be generated from operations will be sufficient to meet cash flow needs for 2002.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filing with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

(b)	Reports on Form 8-K. The following report on Form 8-K was filed during the period covered by this report:

Date	Items Reported	Financial Statements
October 8, 2002	Items 7 & 9	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002	PROFESSIONALS DIRECT, INC. s/Stephen M. Tuuk Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
s/Stephen M. Westfield Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

CERTIFICATIONS

          I, Stephen M. Tuuk, certify that:

          1.           I have reviewed this quarterly report on Form 10-QSB of Professionals Direct, Inc.;

          2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.           The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.           The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                    a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.           The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/Stephen M. Tuuk President and Chief Executive Officer

          I, Stephen M. Westfield, certify that:

          1.           I have reviewed this quarterly report on Form 10-QSB of Professionals Direct, Inc.;

          2.           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.           The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.           The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                    a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.           The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/Stephen M. Westfield Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.