Form 10KSB
period 2002-12-31
PROFESSIONALS DIRECT INC
filed 2003-03-28
CIK 1158269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to _____________________

Commission File Number: 000-49786

PROFESSIONALS DIRECT, INC.
(Name of Small Business Issuer in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-3324634 (I.R.S. Employer Identification No.)

161 Ottawa Avenue, N.W., Suite 607 Grand Rapids, Michigan (Address of Principal Executive Offices)	49503 (Zip Code)

Issuer's Telephone Number, Including Area Code: (616) 456-8899

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X       No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2002, were $8,790,042.

As of March 15, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,335,000. This amount is based on the sale price of $10 per share for the registrant's stock as of such date.

As of March 15, 2003, the registrant had outstanding 333,500 shares of common stock.

Transitional Small Business Disclosure Format (check one):   Yes _____    No             X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Part II (Items 5-8). Portions of the registrant's definitive Proxy Statement for its May 13, 2003, annual shareholders' meeting are incorporated by reference in Part III (Items 9-12).

FORWARD-LOOKING STATEMENTS

          This Form 10-KSB contains forward-looking statements, including, but not limited to, statements relating to the Corporation's business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Corporation's management, and estimates and projections about the Corporation's industry. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "objective," "plans," "predicts," "projects," "seeks," variations of such words and similar expressions are intended to identify such forward-looking statements. Determination of loss and loss adjustment expense reserves and amounts due from insurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

          Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence the results of operations, financial condition and business of the Corporation and its subsidiaries:

•	future economic conditions and the legal and regulatory environment in the markets served by the Corporation's subsidiaries;

•	re-insurance market conditions, including changes in pricing and availability of re-insurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Corporation and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	the company's ability to execute its business plan;

•	the effects of war and terrorism on investment and reinsurance markets;

•	the company's ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

          Changes in any of these factors, or others, could have an adverse affect on the business, results of operations, or business of the Corporation or its subsidiaries. Unless required by law, the Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Description of Business.

          Business Development

          Professionals Direct, Inc. (the "Corporation") took part in a corporate restructuring in which Michigan Lawyers Mutual Insurance Company (the "Mutual") demutualized and converted from a mutual insurance company to a Michigan domiciled stock property and casualty insurance company, Professionals Direct Insurance Company ("PDIC"), effective July 1, 2001 (the "Conversion"). As part of the demutualization, the organization was restructured and the names of certain related entities were changed (the "Restructure").

          The current organizational structure is as follows:

          PDIC was incorporated on June 4, 1987 under a preliminary certificate of authority issued by the Michigan Office of Financial and Insurance Services (the "OFIS"), formerly the Michigan Insurance Bureau. PDIC's final certificate of authority was issued by the OFIS on August 17, 1987. PDIC's 1987 certificate of authority contained numerous restrictions on its operations and limited PDIC's policies to lawyers professional liability ("LPL") insurance only. On December 9, 1999, PDIC obtained a certificate of authority from the OFIS to write general property and casualty lines under Section 624 of the Michigan Insurance Code and without the general operating restrictions imposed by the 1987 certificate.

          Surplus Certificates. Starting in 1987, PDIC was capitalized by contributions from Michigan lawyers and law firms which were evidenced by a financial instrument called a "Surplus Certificate." The Surplus Certificates were issued under Section 5836 of the Michigan Insurance Code in denominations of $1,000, with simple interest accruing on the principal amount at a rate of 5.25% per year. A total of 4,619 Surplus Certificates were issued from 1987 through 1995. Redemption of Surplus Certificates is strictly limited and requires the prior approvals of the OFIS and PDIC's Board.

          As of December 31, 2002, 2,531 Surplus Certificates were outstanding. The outstanding Surplus Certificates are treated as senior subordinated debt of PDIC, which must be redeemed before any distributions can be made by PDIC to its sole shareholder, the Corporation, but are in all other respects subordinated to the claims of policyholders and subject to all other limitations provided for in the Surplus Certificates and under applicable law.

          Business of Issuer

          The Corporation is a holding company whose primary assets are the outstanding stock of its wholly-owned subsidiaries:

•

Professionals Direct Insurance Company - provides lawyers professional liability insurance directly to lawyers and law firms in various states, with 76% of current year premium from the state of Michigan.

•

Professionals Direct Insurance Services, Inc. ("Services") - provides underwriting, policy issuance, claims administration, accounting and information systems services to insurance companies. During 2002, PDIC was its only customer. Services also provides a wide-variety of insurance products directly to consumers, including lawyers professional liability on behalf of PDIC. In the market segment represented by firms of six or more lawyers, Services also sells the LPL products of other carriers. In addition, Services sells most lines of property and casualty insurance and is also licensed to sell most types of life and health insurance.

•

Professionals Direct Finance, Inc. ("Finance") - provides financing for premiums to customers of PDIC. If customers are unable to pay the entire insurance premium in advance, they are generally able to finance the premium through a financing company, including Finance. If policyholders finance the premium through Finance, they are required to pay a downpayment to PDIC and enter into a financing contract. Under the terms of the contract, Finance pays the balance of the annual premium to PDIC.

•

Professionals Direct Employer Organization, Inc. - has no current operations and no material assets. The Corporation intends to use this entity to implement additional services that compliment its current businesses.

•	Professionals Direct Statutory Trust I - was formed in 2002 to facilitate the issuance of trust preferred securities.

          Business Strategies. The business strategy the Corporation and its subsidiaries intend to pursue has several components:

•

Focus on the needs of principal customers, which are today small law firms (generally one- to five-person firms), by enhanced service, more-cost-effective delivery of LPL insurance products and the cross-selling of other insurance and financial products.

•	Through Services, provide multiple LPL carriers for the larger law firms.

•	Diversify risk-taking operations geographically by selectively entering other states.

•

Provide professional liability insurance products to other professionals as members of multidisciplinary practices that include lawyers or by independent expansion into other professions under separate policies.

•	Reduce the ratio of underwriting expenses to net premiums earned and maintain a high level of customer service through continued enhancement of information and processing systems.

          Programs and Policy Forms. PDIC offers three kinds of LPL insurance policies.

          Two of the policy forms are similar in their coverage provisions. The ProDirectPremier® insurance policy is sold to law firms of six or more lawyers. The ProDirectSelect® insurance policy is sold to solo practitioners and to law firms of two to five lawyers. The policy forms are claims-made policies with full prior-acts coverage available.

          Coverage is generally offered up to $5 million per claim. Effective January 1, 2001, defense expenses are offered outside of the coverage limits with certain restrictions. Under the policy forms, the insured has the right to reject a settlement of a claim. PDIC has certain rights to limit its damages when a viable settlement is offered.

          In the Premier program, PDIC allows more endorsements, offers expanded coverage and is willing to tailor coverage to the unique needs of larger law firms. In addition, PDIC provides risk management to Premier program law firms through on-site visits and other assistance upon request.

          The ProDirectEssentials® insurance policy is the third kind of LPL insurance policy offered by PDIC. This policy is marketed and sold exclusively through the Lawyers Direct Risk Purchasing Group (described below), with liability limits of $100,000 to $1,000,000 per claim. There is no deductible. Coverage is limited to acts on behalf of the named insured law firm. The Essentials policy does have a consent to settle provision.

          Underwriting. PDIC offers pricing and underwriting terms that it believes will generate underwriting profits. In preparing its rates and forms, PDIC reviews its loss data and the sources of claims against its insureds.

          PDIC relies to a significant degree on information provided by its insureds, and on the investigation and review of claims, in underwriting risks. PDIC evaluates and accepts applications for insurance based on consistently applied underwriting guidelines. PDIC's processing system provides modifications for some of these guidelines. Underwriting supervisors audit the work of individual underwriters to assure adherence to the guidelines. Underwriters monitor policyholder deviations from the underwriting guidelines to assist in decisions relating to cancellation and non-renewal.

          Small-Law-Firm Focus. Carriers frequently enter the LPL market and attempt to gain market share by reducing premium charges. Insureds will frequently change to carriers that offer lower-priced products. Most of PDIC's LPL policies are written on its Select policy form for solo practitioners and law firms of two to five lawyers. PDIC, thus, is not dependent on any single customer or a small group of customers.

          Marketing and Distribution. Services is the source of more than 80% of PDIC's business. The remainder is sourced through independent agents. As of December 31, 2002, in addition to Services, a number of independent agencies and associated individual agents have been appointed to distribute policies to lawyers and law firms primarily in Arizona, Florida, Nevada, New Mexico and Utah.

          Claims. In responding to claims, PDIC emphasizes timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. The claims operation is centralized in Grand Rapids, Michigan. Law firms are employed as necessary to assist in the defense of claims.

          The Lawyers Direct Risk Purchasing Group. The Lawyers Direct Risk Purchasing Group (the "Group") is a Michigan non-profit corporation that was formed during 2002 to facilitate the purchase of liability insurance by certain of the Company's insureds. Although the Corporation does not own the Group, the Corporation's executive officers are the sole members of the Group's board of directors. Because the Corporation exercises significant control over the Group, its activity is included in the Corporation's consolidated financial statements.

          A. M. Best and S&P Ratings. A. M. Best Company, which rates insurance companies based on factors of concern to policyholders, currently assigns an "A-" (Excellent) rating (its fourth highest rating category out of 15 categories) to PDIC. A. M. Best assigns "A-" ratings to companies that, in its opinion, have demonstrated excellent financial strength, operating performance and market profile when compared to the standards established by A. M. Best. Companies rated "A-" have a strong ability to meet their ongoing obligations to policyholders.

          Standard & Poor's Claims-Paying Ability Rating for PDIC is currently BBB (its fourth highest rating category out of eight categories). S&P's ratings are divided into "Secure Range" and "Vulnerable Range" groupings with a BBB rating grouped in the Secure Range. An insurer rated BBB is deemed by S&P to have adequate capacity to meet its financial commitments. However, the rating acknowledges it is more likely that adverse economic conditions or a change in circumstances could lead to difficulty in meeting its financial commitments.

          In evaluating the financial and operating performance of PDIC, A. M. Best and S&P review, among other factors, the profitability, leverage and liquidity of PDIC, its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A. M. Best or S&P will not reduce PDIC's current rating. A. M. Best and S&P ratings are not intended to protect investors. Accordingly, PDIC's ratings should not be relied upon as a basis for an investment decision relative to the common stock of the Corporation.

          Competition. The property and casualty insurance business is highly competitive. PDIC has both Michigan-based competitors and out-of-state competitors for its product offerings. Some of these competitors are larger and have much greater financial, technical and operating resources than do the Corporation and its subsidiaries. The Corporation believes that competition is based primarily on the following factors:

•	price of insurance products
•	quality of insurance products,
•	quality and speed of service and claims response,
•	financial strength,
•	A. M. Best rating and other ratings,
•	sales and marketing capability, and
•	technical expertise in a specialty area.

          The Corporation's top ten commercial competitors are as follows:

•	Gulf Insurance
•	Philadelphia Insurance Company
•	Promark
•	Clarendon/Lawyer Protection Plan
•	CNA
•	Zurich
•	Chicago Insurance/Interstate
•	Navigator Insurance Company
•	Great American
•	ProNational

          The professional liability insurance market for attorneys is difficult to measure. In addition to being a very fluid market, there is no way to know how many attorneys practice law without malpractice insurance.

          The ability of the Corporation to compete successfully in the future is expected to depend in part on factors that it cannot control, such as market conditions, ratings and regulatory conditions.

          Supervision and Regulation. Michigan insurance companies such as PDIC are subject to oversight and regulation by the OFIS. The authority of the OFIS includes, without limitation:

•	establishing standards of solvency which must be met and maintained by insurers,
•	licensing insurers and agents to do business,
•	establishing guidelines for the nature of and limitations on investments by insurers,
•	reviewing premium rates for various lines of insurance,
•	reviewing the provisions which insurers must make for current losses and future liabilities,
•	reviewing transactions involving a change in control, and
•	approving policy forms.

          The OFIS also requires the filing of annual and other reports relating to the financial condition of insurance companies doing business in Michigan.

          In addition to state-imposed insurance laws and regulations, the OFIS applies the requirements adopted by the National Association of Insurance Commissioners (the "NAIC") that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The NAIC has also developed a set of financial ratios, referred to as the "Insurance Regulatory Information System," or "IRIS," for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. For 2002, none of PDIC's IRIS ratios generated exceptional values, except for investment yield and change in net writings. The investment yield ratio generates an exceptional value due to the relatively poor bond market conditions that have resulted in unusually low yields in the current year. The change in net writings generated an unusual value as a result of the significant growth experienced by PDIC in net written premium. The increase was the result primarily of the expansion beyond Michigan. There can be no assurance, however, that PDIC will not generate financial ratios that result in additional exceptional values in the future.

          Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIS and any other relevant insurance departments to examine the Corporation and its insurance subsidiaries at any time, to require disclosure of material transactions with the Corporation and to require prior approval of transactions, such as extraordinary dividends from PDIC to the Corporation. All transactions within the holding company system between the Corporation and its subsidiaries must be fair and equitable. Under Michigan law, the maximum dividend that may be paid by PDIC to the Corporation during any twelve-month period without prior approval of the OFIS is the greater of 10% of PDIC's statutory surplus as reported on the most recent annual statement filed with the OFIS or the net income of PDIC for the period covered by such annual statement. In addition to the restrictions imposed by Michigan law,

PDIC is prohibited under the Plan of Conversion from making any dividend payments to the Corporation until such time as the Surplus Certificates are repaid in full.

          The Michigan Insurance Code requires that the Insurance Commissioner receive prior notice of and approve a change of control for either PDIC or the Corporation. The Michigan Insurance Code contains a complete definition of "control." In simplified terms, a person, corporation or other entity would obtain "control" of PDIC or the Corporation if the person or entity possessed, had a right to acquire possession of, or had the power to direct any other person acquiring possession of, directly or indirectly, 10% or more of the voting securities of either company. To obtain approval for a change of control, the proposed acquirer must file an application with the Insurance Commissioner containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition and financial information regarding the proposed acquirer.

          Employees. As of December 31, 2002, the Corporation and its subsidiaries had 27 full-time employees and 29 total employees.

          Glossary of Selected Insurance Terms

          The following insurance terms, when used in this Form 10-KSB, have the meanings ascribed to them below.

          Cede. To transfer to another insurer (the reinsurer) all or part of the insurance risk underwritten by an insurer.

          Direct Written Premiums. Total premiums written by an insurer other than premiums for reinsurance assumed by an insurer.

          Earned Premium. The prorated portion of an insurance premium that is no longer considered prepaid as a result of the elapsed time the insurance policy has been in force. For example, after three months, $6,000 of a prepaid $24,000 annual premium is considered earned premium.

          GAAP. The abbreviation for generally accepted accounting principles.

          Loss Adjustment Expenses (LAE). The expense of settling claims, including legal and other fees.

          Loss Ratio. The ratio of net incurred losses and loss adjustment expenses to net premiums earned. Generally, the loss ratio calculation is the same under SAP and GAAP.

          NAIC. The National Association of Insurance Commissioners, an association of the chief insurance supervisory officials of each state, territory and insular possession of the United States.

          Net Earned Premiums. The portion of written premiums that is recognized for accounting purposes as revenue during a period. The sum of direct earned premium plus assumed earned premium less ceded earned premium.

          Reinsurance. A procedure whereby an insurer remits or cedes a portion of the premium to a reinsurer as payment to the reinsurer for assuming a portion of the risk or liability under the policy. Reinsurance can be effected by "treaties" under which all risks of a defined category, amount and type for a primary insurer are covered, or on a "facultative" basis under which risks are covered on an individual, contract-by contract basis.

          Reserves. Liability established by an insurer to reflect the estimated cost of claim payments and related expenses that the insurer will ultimately be required to pay with respect to the insurance it has underwritten.

          SAP. The abbreviation for statutory accounting principles, which is the form of accounting required by PDIC in its financial reports to the OFIS.

          Statutory Accounting Principles. Those principles required by state law which must be followed by insurers in submitting their financial statements to state insurance departments.

          Statutory Surplus. The amount remaining after all liabilities of an insurance company are subtracted from all of its admitted assets, applying statutory accounting principles.

          Surplus. The amount by which a company's assets exceed its liabilities.

          Unearned Premium. The pro rata portion of an insurance premium considered to be a prepayment. For example, after three months, $18,000 of a prepaid $24,000 annual premium is still considered unearned premium.

Item 2.  Description of Property.

          The Corporation maintains its principal executive offices at 161 Ottawa Avenue, N.W., Suite 607, Grand Rapids, Michigan, where approximately 8,900 square feet of space is leased from an unaffiliated landlord. The space is leased under a five-year lease that expires on July 31, 2003. The Corporation executed an extension of the lease through June 30, 2005, with the option to terminate early at June 30, 2004. The Corporation's premises are adequate for its present needs.

          The Corporation's primary assets are the shares of stock in its subsidiaries. The Corporation and its subsidiaries do not ordinarily invest in real estate, interests in real estate, real estate mortgages or interests in companies primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

          From time to time, the Corporation is party, as plaintiff or defendant, to legal proceedings that are incidental to its business. No pending litigation is considered material at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.

          Not applicable.

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

          The information under the heading "Market for Common Stock and Dividends" on page 10 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

          The information under the heading "Management's Discussion and Analysis" on pages 5 through 10 (inclusive) of the Corporation's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

Item 7.  Financial Statements.

          The financial statements, notes, and independent auditor's report on pages 12 through 31 (inclusive) of the Corporation's Annual Report to Shareholders for the year ended December 31, 2002, is here incorporated by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          The information set forth under the headings "Professionals Direct's Board of Directors" on pages 3 through 8 (inclusive) and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 in the Corporation's definitive Proxy Statement for its May 13, 2003 annual meeting of shareholders is here incorporated by reference.

Item 10.  Executive Compensation.

          The information set forth under the heading "Executive Compensation" on page 10 and the sub-heading "Compensation of Directors" on page 7 in the Corporation's definitive Proxy Statement for its May 13, 2003 annual meeting of shareholders is here incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information set forth under the headings "Executive Compensation" on page 10 and "Ownership of Professionals Direct Stock" on page 9 in the Corporation's definitive Proxy Statement for its May 13, 2003 annual meeting of shareholders is here incorporated by reference.

Item 12.	Certain Relationships and Related Transactions.

          The information set forth under the heading "Certain Relationships and Related Transactions" on page 12 in the Corporation's definitive Proxy Statement for its May 13, 2003 annual meeting of shareholders is here incorporated by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-KSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture
4.3	Indenture
4.4	Amended and Restated Declaration of Trust
4.5	Guarantee Agreement
10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
10.2	Employment Agreement with Stephen M. Tuuk. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.3	Employment Agreement with Mary L. Ursul. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.4	Employment Agreement with Stephen M. Westfield. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
13

2003 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

21	Subsidiaries
24	Powers of Attorney
99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

(b)          Reports on Form 8-K.  The following reports were filed on Form 8-K during the last quarter of the period covered by this report:

Date	Items Reported	Press Release
October 8, 2002	7,9	Press release announcing the purchase of renewal rights on Interlex Insurance Company legal professional liability insurance business

Item 14.          Controls and Procedures.

          The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB (the "Evaluation Date"). These individuals have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures were adequate and effective. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the Evaluation Date.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONALS DIRECT, INC.

Date: March 28, 2003	s/Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)

Date: March 28, 2003	s/Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2003	s/Stephen M. Tuuk
Stephen M. Tuuk, Director

Date: March 28, 2003	s/Mary L. Ursul*
Mary L. Ursul, Director

Date: March 28, 2003	s/Stephen M. Westfield
Stephen M. Westfield, Director

Date: March 28, 2003	s/Charlene M. Snow*
Charlene M. Snow, Director

Date: March 28, 2003	s/David W. Crooks*
David W. Crooks, Director

Date: March 28, 2003	s/Thomas J. Ryan*
Thomas J. Ryan, Director

Date: March 28, 2003	s/Tracy T. Larsen*
Tracy T. Larsen, Director

Date: March 28, 2003
Craig A. Anderson, Director

Date: March 28, 2003	s/Joseph A. Fink*
Joseph A. Fink, Director

Date: March 28, 2003	s/Julius A. Otten*
Julius A. Otten, Director

Date: March 28, 2003	*By: s/ Stephen M. Tuuk
Stephen M. Tuuk Attorney-in-Fact

CERTIFICATIONS

I, Stephen M. Tuuk, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Professionals Direct, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	s/Stephen M. Tuuk
Stephen M. Tuuk President and Chief Executive Officer

I, Stephen M. Westfield, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Professionals Direct, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	s/Stephen M. Westfield
Stephen M. Westfield Vice President of Finance

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture
4.3	Indenture
4.4	Amended and Restated Declaration of Trust
4.5	Guarantee Agreement
10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
10.2	Employment Agreement with Stephen M. Tuuk. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.3	Employment Agreement with Mary L. Ursul. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.4	Employment Agreement with Stephen M. Westfield. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
13

2003 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

21	Subsidiaries
24	Powers of Attorney
99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.