Form 10QSB
period 2003-03-31
PROFESSIONALS DIRECT INC
filed 2003-05-14
CIK 1158269

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

There were 333,500 shares of Common Stock outstanding as of April 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	March 31, 2003 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three Months Ended March 31, 2003 (Unaudited) and
	March 31, 2002 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2003 (Unaudited) and
	March 31, 2002 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	10

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	11

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31,	2003
(000)
Assets

Investments available for sale, at fair value:
Fixed maturities	$19,476
Equity securities	50

Total investments available for sale	19,526
Other invested assets, at estimated fair value	273

Total investments	19,799

Cash and cash equivalents	6,620
Receivables:
Amounts due from reinsurers	2,500
Other	1,639
Prepaid reinsurance premiums	1,629
Net deferred federal income taxes	900
Other assets	2,574

15,862

$35,661

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$11,062
Unearned premiums	8,185
Other liabilities	3,135
Accrued interest	1,275
Surplus certificates	2,531
Trust preferred securities	2,000

Total Liabilities	28,188

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	4,190
Accumulated other comprehensive income	77

Total Shareholders' Equity	7,473

$35,661

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(000)	(000)
Revenues
Net premiums earned	$2,535	$1,488
Fees and commissions earned (net)	115	119
Net investment income	159	155
Finance and other income earned	29	31

Total revenues	2,838	1,793

Expenses
Losses and loss adjustment expenses incurred	1,526	1,220
Operating and administrative	1,047	727
Interest	69	46

Total expenses	2,642	1,993

Income (loss) before federal income tax expense and policyholder dividend	196	(200)

Policyholder dividend	-	151

Income (loss) before federal income tax expense	196	(351)

Federal Income Tax Expense (benefit)	75	(153)

Net Income (loss)	121	(198)

Other Comprehensive Income (Loss) (Net of tax (benefit) of $ 19 and $(66), respectively)	36	(128)

Comprehensive Income	$157	$(326)

Per share of common stock:
Basic and diluted net income (loss) per share	$0.36	$(0.59)
Basic and diluted comprehensive income (loss) per share	0.47	(0.98)

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(000)	(000)
Operating Activities
Net income (loss)	$121	$(198)
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income tax expense	27	19
Realized losses	11	-
Depreciation and amortization	157	59
Changes in operating assets and liabilities:
Amounts due from reinsurers	453	318
Other receivables	(370)	(256)
Prepaid reinsurance premiums	(613)	(165)
Other assets	(430)	(278)
Loss and loss adjustment expense reserves	924	98
Unearned premiums	2,669	385
Other liabilities	894	104
Accrued interest	33	36

Net cash from operating activities	3,876	122

Investing Activities
Cost of fixed maturities acquired	(3,694)	(8,737)
Proceeds from sales or maturities of fixed maturities	1,870	84
Cost of property and equipment acquired	(89)	(5)
Cost of intangible assets acquired	-	(82)

Net cash for investing activities	(1,913)	(8,740)

Financing Activities
Net borrowings under line of credit	215	64

Net cash from financing activities	215	64

Net Increase (Decrease) in Cash and Cash Equivalents	2,178	(8,554)

Cash and Cash Equivalents, beginning of period	4,442	17,649

Cash and Cash Equivalents, end of period	$6,620	$9,095

Supplemental Disclosures of Cash Flow Information
Federal income tax payments	$69	$-
Interest payments	36	14

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Professionals Direct Insurance Company (PDIC), a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., an inactive Michigan professional employer organization; Professionals Direct Finance, Inc. (Finance), a premium finance company; Professionals Direct Insurance Services, Inc. (Services), a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance; and Professionals Direct Statutory Trust I) plus Lawyers Direct Risk Purchasing Group which the company controls.

          The condensed consolidated financial statements and notes for the three-month periods ended March 31, 2003 and 2002 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.          Earnings per Share

          Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three months ended March 31, 2003 and 2002). Diluted earnings per share is equal to basic earnings per share as there are no stock options or other dilutive instruments outstanding.

Item 2.  Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and contains certain forward-looking statements. A discussion of the limitations of forward-looking statements appears at the end of this section.

Results of Operations (000 omitted):

Net premiums earned increased over the comparable period of the prior year. For the quarter ended March 31, 2003, net premiums earned were $2,535, an increase of $1,047, or 70%, compared to the first quarter of 2002. Net premiums earned are equal to the sum of direct earned premiums (premiums earned for policies written) and assumed earned premiums (premiums earned from providing reinsurance to other insurers), less ceded earned premiums (amounts ceded to reinsurers). The increase in net premiums earned resulted primarily from the increase in direct premiums written. As a result of continued efforts to expand beyond Michigan, we had direct premiums written of $3,528 in states other than Michigan during the first quarter of 2003. For the three months ended March 31, 2003, total direct premiums written were $5,804 compared to $2,187 for the same period last year, an increase of 165%. As a result of premium being earned over the policy period, net premiums earned do not increase as rapidly as written premiums. Contributing to increased volume in the first quarter was the market disruption caused by the takeover of American National Lawyers Insurance Reciprocal by state regulators in January of 2003. We expect this market disruption to continue to increase revenue during the second quarter but not beyond because most of the impacted policyholders will by then have made their decisions on replacement policies.

We continue to obtain licenses to sell insurance and conduct premium finance operations in states other than Michigan. During the first quarter of 2003, we obtained insurance licenses in Alaska, Delaware, Illinois, Maine and Oregon and, as of the date of this filing, are licensed in twenty-seven states with applications pending in various other states. We expect to continue to expand operations during 2003 and anticipate that revenue volumes will continue to increase as we selectively enter additional new markets and begin to conduct business.

We have historically not utilized independent agents as a distribution source. In selected states, as part of our expansion, independent agents are being utilized. During the first quarter of 2003, independent agents were responsible for 37% of the total direct premium written, with one agent responsible for 11% and the remainder split among several others. Independent agents are being utilized primarily in markets that would be difficult to service effectively from Michigan.

All other revenues account for 11% of total revenues for the first quarter of 2003 compared to 17% in 2002. While the overall dollar amount of other revenues has remained nearly the same, the percentage has decreased as a result of the increase in total revenues caused by the increase in net premiums earned.

The current year estimate of losses incurred is based on the number of claims reported and an average loss cost. We believe this approach is more predictive of ultimate losses early in the year. Further, the resulting ratio is in line with pricing assumptions. In contrast, the first quarter estimate of the prior year was determined using an estimated loss ratio which resulted in a loss ratio for the first quarter of the prior year of 82%. Neither period was impacted by development on prior years' losses.

Loss and loss adjustment expense reserves are based on management's best estimate of the ultimate losses on claims reported for each year. Estimating loss reserves involves significant uncertainty. Professional liability claims generally, and lawyers professional liability claims in particular, involve a relatively long period of time between the initial report of a claim and its resolution and final determination of the total incurred loss. The current year's estimate of losses to date is based on claims made losses reported during the current quarter as well as potential development on prior year losses, using claims frequency, past loss experience and trending analysis as a partial basis for the estimate. However, quarterly intervals provide a limited sample of claims and a short investigation period from which to assess and evaluate the reported claims. Claim frequency may vary from one calendar quarter to another and the severity of the reported claims in a given quarter may not be known for a considerable period of time after the date of the report. Consequently, the loss estimates for any calendar quarter are subject to significant fluctuation and variability. As the year progresses, the reported claims can be more fully investigated and assessed and greater certainty in the loss estimates may be realized.

Operating and administrative expenses for the first quarter of 2003 compared to the first quarter of 2002 increased $320 or 44%. The increase is largely the result of increased costs incurred in connection with the increase in net premium earned. Expenses are not increasing at the same rate as premium largely due to the better utilization of existing staff and limiting the hiring of additional staff to process the increased volume.

Interest expense year-to-date is $23 higher than the prior year. The increase is a result of the additional interest being incurred on the trust preferred securities that were issued in December of 2002.

The payment of policyholder dividends was concluded during the third quarter of 2002. As a result there are no policyholder dividends for 2003.

The effective federal income tax rate for the current quarter varies from the expected statutory rate of 34% largely because of the impact of non-deductible expenses. The effective federal income tax rate for the prior quarter varies from the expected statutory rate of 34% due largely to the impact of the exclusion of interest from tax-exempt bonds.

Financial Condition, Liquidity, and Capital Resources (000 omitted):

The primary sources of our liquidity, on both a short-term and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance, and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short-term and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums, and taxes.

Trends or uncertainties that may have an impact on short-term or long-term liquidity include changes in the cost and availability of reinsurance, changes in interest rates and changes in investment income. Due to the uncertainties created by the events of September 11 and the volatility of the securities market, the cost of obtaining reinsurance has increased. As the costs of obtaining reinsurance change in the future, we intend to adjust the rates we charge our customers. However, such rate changes may be limited by competition. We believe that we will be able to manage these reinsurance costs so the impact on overall liquidity is reduced.

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, generally increases. At the same time, however, the overall yield on new investments tends to decrease. When interest rates increase, the opposite effects are realized. Interest rates continue to be at historically low levels. If interest rates begin to increase, it will be unlikely that we will realize gains on portfolio assets during 2003 at the same levels as in 2002 and 2001.

Our net cash flow from operations for the current quarter was $3,876 compared to $122 for the first quarter of 2002. The increase in cash from operating activities largely resulted from the collection of increased premiums written discussed earlier and is manifested in the increase in unearned premiums. Conversely, the investment of this cash in fixed maturities resulted in the negative cash flow from investing activities of $1,913 during the quarter. Cash received from financing activities in the first quarter of 2003 was $215, the result of net borrowing under a line of credit. In the same period last year, the increase in the net borrowings was only $64. General economic conditions and premium increases have led to increased utilization of the premium finance option by insureds and, as a result, increased debt under this line of credit.

At March 31, 2003, we had cash and cash equivalents of $6,620. This represents that portion of total assets kept liquid to fund near term loss and reinsurance obligations. It is expected that this cash and that which will be generated from operations will be sufficient to meet cash flow needs for 2003.

Additional liquidity is provided by two lines of credit available from one financial institution. Both lines of credit are guaranteed by Finance and Services and Professionals Direct Employer Organization, Inc. One line is a $1,500 revolving line which is used by Finance to finance insurance premiums. It is secured by the premium finance contracts and bears interest at .5% over the bank's prime rate. The second line is a $1,000 line which can be used to finance potential acquisitions. It is secured by all assets of the Company and its subsidiaries (except for PDIC) and bears interest at 1% over the bank's prime rate. Both lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,000, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank.

Based on historical trends, market conditions and our business plans, we believe that our existing resources and sources of funds will be sufficient to meet our short-term and long-term liquidity needs over the next year and beyond. Because economic, market and regulatory conditions may change, however, there can be no assurance that our funds will be sufficient to meet these liquidity needs. In addition, competition, pricing, the frequency and severity of losses and interest rates could significantly affect our short-term and long-term liquidity needs.

Critical Accounting Estimates and Judgments

The consolidated financial statements include certain amounts, based upon informed estimates and judgments made by management, for transactions not yet complete or for which the ultimate resolution is not certain. Such estimates and judgments affect the reported amounts in the financial statements. Although management believes that they are making the best decisions based upon information then available, it is possible that as conditions and experience develop, these estimates may change and may be materially different from originally reported in the financial statements. Our reserves for unpaid loss and loss adjustment expenses represent the most critical estimate present within the financial statements.

Forward-Looking Statements:

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements, including, but not limited to, statements relating to our business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by our management, and estimates and projections about our industry. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "judgment," "objective," "plans," "predicts," "projects," "seeks," variations of such words and similar expressions are intended to identify such forward-looking statements. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence our results of operations, financial condition and business:

•	future economic conditions and the legal and regulatory environment in the markets served by the Company's subsidiaries;

•	reinsurance market conditions, including changes in pricing and availability of reinsurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Company and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	our ability to execute our business plan;

•	the war on terrorism, including its effects on the economy and the stability of the financial markets;

•	our ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

Changes in any of these factors, or others, could have an adverse affect on the business, results of operations, or business of the Company or its subsidiaries. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. Additionally, there have been no significant changes in the Company's internal controls or in factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003	PROFESSIONALS DIRECT, INC. s/Stephen M. Tuuk Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
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

Date: May 14, 2003	/s/Stephen M. Tuuk President and Chief Executive Officer

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

Date: May 14, 2003	/s/Stephen M. Westfield Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.