Form 10QSB
period 2003-06-30
PROFESSIONALS DIRECT INC
filed 2003-08-13
CIK 1158269

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

There were 333,500 shares of Common Stock outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	June 30, 2003 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Six Months Ended June 30, 2003 (Unaudited) and
	June 30, 2002 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2003 (Unaudited) and
	June 30, 2002 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	11

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	12

	Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,	2003
(000)
Assets

Investments available for sale, at fair value:
Fixed maturities	$24,706
Equity securities	55

Total investments available for sale	24,761
Other invested assets, at estimated fair value	269

Total investments	25,030

Cash and cash equivalents	6,118
Receivables:
Amounts due from reinsurers	2,283
Other	1,598
Prepaid reinsurance premiums	1,967
Deferred acquisition costs	1,836
Net deferred federal income taxes	872
Other assets	1,220

15,894

$40,924

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$11,501
Unearned premiums	11,280
Other liabilities	4,161
Accrued interest	1,309
Surplus certificates	2,531
Trust preferred securities	2,000

Total Liabilities	32,782

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	4,849
Accumulated other comprehensive income	87

Total Shareholders' Equity	8,142

$40,924

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$3,745	$1,518	$6,280	$3,007
Fees and commissions earned	127	161	242	280
Net investment income	406	198	565	353
Finance and other income earned	31	25	60	56

Total revenues	4,309	1,902	7,147	3,696

Expenses
Losses and loss adjustment expenses incurred	1,842	799	3,368	2,019
Operating and administrative	1,399	922	2,446	1,649
Interest	71	47	140	94

Total expenses	3,312	1,768	5,954	3,762

Income (loss) before federal income tax expense and policyholder dividend	997	134	1,193	(66)

Policyholder Dividend	-	91	-	242

Income (loss) before federal income tax expense	997	43	1,193	(308)

Federal Income Tax Expense (Benefit)	337	41	412	(111)

Net income (loss)	660	2	781	(197)

Other Comprehensive Income (Net of tax of $5, $148, $24 and $82, respectively)	10	287	46	160

Comprehensive income (loss)	$670	$289	$827	$(37)

Per share of common stock:
Basic and diluted net income (loss) per share	$1.98	$-	$2.34	$(0.59)
Basic and diluted comprehensive income (loss) per share	2.01	0.87	2.48	(0.11)

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(000)	(000)
Operating Activities
Net income (loss)	$781	$(197)
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income taxes	59	(13)
Realized (gains) losses	(196)	2
Depreciation and amortization	343	133
Changes in operating assets and liabilities:
Amounts due from reinsurers	670	(737)
Other receivables	(328)	(357)
Prepaid reinsurance premiums	(952)	(190)
Deferred acquisition costs	(1,024)	(292)
Other assets	35	45
Loss and loss adjustment expense reserves	1,363	(223)
Unearned premiums	5,764	238
Other liabilities	1,865	(142)
Accrued interest	67	71

Net cash from (for) operating activities	8,447	(1,662)

Investing Activities
Cost of fixed maturities acquired	(15,146)	(15,005)
Proceeds from sales or maturities of fixed maturities	8,202	235
Cost of property and equipment acquired	(96)	(15)
Cost of intangible assets acquired	-	(187)

Net cash for investing activities	(7,040)	(14,972)

Financing Activities
Net borrowings under lines of credit	269	69

Net cash from financing activities	269	69

Net Increase (Decrease) in Cash and Cash Equivalents	1,676	(16,565)

Cash and Cash Equivalents, beginning of period	4,442	17,649

Cash and Cash Equivalents, end of period	$6,118	$1,084

Supplemental Disclosures of Cash Flow Information
Federal income tax payments	$114	$-
Interest payments	73	26

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

          The condensed consolidated financial statements and notes for the six-month periods ended June 30, 2003 and 2002 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.          Earnings per Share

          Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three and six months ended June 30, 2003 and 2002). Diluted earnings per share is equal to basic earnings per share as there are no stock options or other dilutive instruments outstanding.

Item 2.  Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and contains certain forward-looking statements. A discussion of the limitations of forward-looking statements appears at the end of this section.

Results of Operations (000 omitted):

Net premiums earned continue to increase over the comparable periods of the prior year. For the quarter ended June 30, 2003, net premiums earned were $3,745, an increase of $2,227, or 147%, compared to the second quarter of 2002. For the first six months of 2003, net premiums earned increased $3,273, or 109%, compared to the same period in 2002. Net premiums earned are the sum of direct earned premiums (premiums earned for policies written) less ceded earned premiums (amounts ceded to reinsurers).

The increase in net premiums earned results from increases in direct premiums written over the past several quarters. For the six months ended June 30, 2003, total direct premiums written were $13,453 compared to $3,883 for the same period last year, an increase of 246%.

Several factors have contributed to the increase in both net written premium and net earned premium in the first two quarters of 2003 compared with the same periods in 2002. They include:

(a)          As of June 30, 2003, we are licensed and admitted to sell insurance in thirty-two states. The majority of these licenses were granted during the second half of 2002. As new licenses were granted, we commenced selling insurance in selected states. As a result, we generated direct premium written of $6,995 outside of Michigan during the first six months of 2003. During the same period of 2002, direct premium written outside of Michigan was $198; and

(b)          One time events accentuated the demand for lawyers' professional liability (LPL) insurance in certain states. Several companies discontinued actively writing LPL in 2002 and 2003. This provided us a market opportunity. Most notably, a large company, American National Lawyers Insurance Reciprocal (ANLIR) became subject to receivership proceedings in January 2003, then liquidation proceedings in June 2003 and cancelled all outstanding policies effective July 3, 2003. ANLIR wrote policies in a number of states where we had become licensed. During the first six months of 2003, ANLIR policyholders sought replacement coverage from us and other carriers when they learned ANLIR was insolvent. Direct premium written in these states was $2,571 for the first six months of 2003. We do not expect further increases from this market disruption because most ANLIR policyholders have now replaced their policies; and

(c)          Premium rates have increased over all. Our average premium collected per attorney increased approximately 22% for the first six months of 2003 compared to 2002. This premium increase was not ratably applied to all policyholders or in all states but varied based on state, limits, exposures and other factors. The cost of reinsurance was a significant cause of this increase; and

(d)          Starting in 2002, we expanded our distribution to include selected independent agents. While 64% of our in-force premium as of June 30, 2003, has been sold directly by us, independent agents wrote 49% of the total direct premium written during the first half of 2003. During the same period of 2002, independent agents wrote only 3% of total direct premium written. Of the 49% written in 2003, three agents were responsible for 27% and the remainder was split among several others. Independent agents are being primarily utilized in geographic markets or in market segments which we are unable to effectively access from Michigan.

Certain factors which generated the increases in net written and net earned premium are non-recurring. Additionally, future increases in premium volume may be constrained by surplus limitations. We continue to explore alternatives to raise capital or obtain additional reinsurance to support our increased premium volume.

Revenues other than premiums earned account for 12% of total revenues for the first six months of 2003 compared to 19% in 2002. While other revenues increased $178, they decreased as a percentage of total revenues because of the increase in net premiums earned. The increase in other revenues is primarily in investment income, which includes realized gains of $196 on the sale of bonds.

Current year loss estimates, based on the number of reported demands and lawsuits, resulted in incurred losses of $1,842 for the second quarter and $1,526 for the first quarter. While incurred losses increased, the second quarter's loss ratio fell from 60% for the first quarter to 49% because of the increase in net premiums earned. The estimate of losses incurred for the six months ended June 30, 2002 was also based on the number of reported demands and lawsuits, whereas, the first quarter of 2002's loss estimate was determined using an estimated loss ratio. The result was a reduction in the loss ratio during the second quarter of 2002 compared to the first quarter of 2002. We believe reported demands and suits are a more reliable predictor of ultimate losses for interim financial statements. Current year incurred losses have not been impacted by prior years' loss development, whereas losses incurred for the six months ended June 30, 2002 were reduced $115 by favorable prior years' loss development.

Loss and loss adjustment expense reserves are based on management's best estimate of the ultimate losses on claims reported for each year. Estimating loss reserves for incidents, claims, demands and lawsuits in lawyers professional liability involves significant uncertainty. Professional liability claims generally, and lawyers professional liability claims in particular, involve a relatively long period of time between the initial report of a claim and its resolution and final determination of the total incurred loss. The current year's estimate of losses to date is based on claims made losses reported during the current quarter as well as potential development on prior year losses, using claims frequency, past loss experience and trending analysis as a partial basis for the estimate. However, quarterly intervals provide a limited sample of claims and a short investigation period from which to assess and evaluate the reported claims. Claim frequency may vary from one calendar quarter to another and the severity of the reported claims in a given quarter may not be known for a considerable period of time after the date of the report. Consequently, the loss estimates for any calendar quarter are subject to significant fluctuation and variability. As the year progresses, the reported claims can be more fully investigated and assessed and greater certainty in the loss estimates may be realized.

Operating and administrative expenses for the first six months of 2003 compared to the first six months of 2002 increased $797 or 48%. This increase is largely the result of increased costs incurred in connection with the increase in net premiums earned. However, expenses are increasing at a lower rate than premiums due to improved staff utilization.

Interest expense year-to-date is $46 higher than the prior year. This increase results from interest incurred on the trust preferred securities that were issued in December 2002.

The policyholder dividend was a one-time program that concluded during the third quarter of 2002.

The 2003 and 2002 effective federal income tax rate varies from the expected statutory rate of 34% largely because of non-deductible expenses and the exclusion of tax-exempt interest, respectively.

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

Trends or uncertainties that may have an impact on short-term or long-term liquidity include changes in the cost and availability of reinsurance, changes in interest rates and changes in investment income. Due to the uncertainties created by the events of September 11 and the volatility of the securities market, the cost of obtaining reinsurance has increased. As reinsurance costs change in the future, we intend to adjust the rates we charge our customers. However, such rate changes may be limited by competition. We believe we will be able to manage reinsurance costs so the impact on overall liquidity is minimized.

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, generally increases. At the same time overall yields on new investments decrease. When interest rates increase, the opposite effects are realized. Interest rates continue to be at historically low levels. Whether or not interest rates increase, we believe it is unlikely that we will realize portfolio gains during 2003 comparable to those realized in 2002 and 2001.

Our net cash flow from operations for the current six months was $8,447 compared to cash flow used for operating activities of $1,662 for the first six months of 2002. The increase in cash from operating activities largely resulted from the collection of increased premiums written discussed earlier and is manifested in the increase in unearned premiums. Conversely, the investment of this cash in fixed maturities resulted in increased investing activities of $7,040 during the current year. In addition, cash for investing activities during the second quarter of 2003 was impacted by the sale and subsequent repurchase of selected bonds in order to realize gains. Cash received from financing activities for the current year was $269, the result of net borrowing under two different lines of credit. In the same period last year, the increase in the net borrowings was only $69. General economic conditions and premium increases have led to increased utilization of the premium finance option by policyholders and, as a result, increased debt under the line of credit used to fund this option.

At June 30, 2003, we had cash and cash equivalents of $6,118. This represents that portion of total assets kept liquid to fund near term loss and reinsurance obligations. It is expected that this cash and that which will be generated from operations will be sufficient to meet cash flow needs for 2003.

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

Forward-Looking Statements

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence our results of operations, financial condition and business:

•	future economic conditions and the legal and regulatory environment in the markets served by the Company's subsidiaries;

•	reinsurance market conditions, including changes in pricing and availability of reinsurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Company and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition and demand for our insurance products;

•	our ability to execute our business plan;

•	the war on terrorism, including its effects on the economy and the stability of the financial markets;

•	our ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 13, 2003, the Company held its 2003 Annual Meeting of Shareholders. The purpose of the meeting was to elect four directors for terms expiring in 2006.

Four candidates nominated by management were elected by the shareholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Term Expires	Shares Voted

David W. Crooks	2006	For	168,321
		Withheld	200
		Broker Non-Votes	0

Stephen M. Westfield	2006	For	168,321
		Withheld	200
		Broker Non-Votes	0

Thomas F. Dickinson	2006	For	168,321
		Withheld	200
		Broker Non-Votes	0

Blake W. Krueger	2006	For	168,321
		Withheld	200
		Broker Non-Votes	0

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

31.2

Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

32.1

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

Date: August 13, 2003	PROFESSIONALS DIRECT, INC. s/Stephen M. Tuuk Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
s/Stephen M. Westfield Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

31.2

Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.