Form 10QSB
period 2003-09-30
PROFESSIONALS DIRECT INC
filed 2003-11-13
CIK 1158269

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No

There were 333,500 shares of Common Stock outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	September 30, 2003 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Nine Months Ended September 30, 2003 (Unaudited) and
	September 30, 2002 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2003 (Unaudited) and
	September 30, 2002 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	11

PART II.	Other Information

	Item 6. Exhibits and Reports on Form 8-K	12

Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,	2003
(000)
Assets

Investments available for sale, at fair value:
Fixed maturities	$27,353
Equity securities	56

Total investments available for sale	27,409
Other invested assets, at estimated fair value	269

Total investments	27,678

Cash and cash equivalents	6,887
Receivables:
Amounts due from reinsurers	2,694
Other	2,436
Prepaid reinsurance premiums	2,339
Deferred acquisition costs	1,993
Net deferred federal income taxes	1,051
Other assets	1,131

18,531

$46,209

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$12,825
Unearned premiums	12,849
Other liabilities	5,916
Accrued interest	1,342
Surplus certificates	2,531
Trust preferred securities	2,000

Total Liabilities	37,463

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	5,551
Accumulated other comprehensive income	(11)

Total Shareholders' Equity	8,746

$46,209

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(000)	(000)	(000)	(000)
Revenues
Net premium earned	$4,549	$1,704	$10,829	$4,711
Fees and commissions earned	235	37	477	317
Net investment income	166	237	731	590
Finance and other income earned	31	30	91	85

Total revenues	4,981	2,008	12,128	5,703

Expenses
Losses and loss adjustment expenses incurred	2,403	922	5,771	2,940
Operating and administrative	1,397	990	3,843	2,639
Interest	72	49	212	143

Total expenses	3,872	1,961	9,826	5,723

Income (loss) before federal income tax expense and policyholder dividend	1,109	46	2,302	(19)

Policyholder Dividend	-	74	-	316

Income (loss) before federal income tax expense	1,109	(27)	2,302	(336)

Federal Income Tax Expense (Benefit)	407	12	819	(100)

Net income (loss)	702	(39)	1,483	(236)

Other Comprehensive Income (Loss) (Net of tax (benefit) of $(33), $190, $(18) and $272, respectively)	(98)	369	(52)	529

Comprehensive income	$604	$330	$1,431	$293

Per share of common stock:
Basic and diluted net income (loss) per share	$2.10	$(0.12)	$4.45	$(0.71)
Basic and diluted comprehensive income per share	1.81	0.99	4.29	0.88

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(000)	(000)
Operating Activities
Net income (loss)	$1,483	$(236)
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income taxes	(88)	(38)
Realized (gains) losses	(184)	3
Depreciation and amortization	572	217
Changes in operating assets and liabilities:
Amounts due from reinsurers	259	800
Other receivables	(161)	(503)
Prepaid reinsurance premiums	(1,324)	(322)
Deferred acquisition costs	(1,180)	(468)
Other assets	(1,007)	(83)
Loss and loss adjustment expense reserves	2,687	(566)
Unearned premiums	7,333	1,879
Other liabilities	2,186	203
Accrued interest	100	105

Net cash from operating activities	10,676	991

Investing Activities
Cost of fixed maturities acquired	(19,008)	(16,533)
Proceeds from sales or maturities of fixed maturities	9,121	964
Cost of property and equipment acquired	(104)	(6)
Cost of intangible assets acquired	-	(315)

Net cash for investing activities	(9,991)	(15,890)

Financing Activities
Net borrowings under lines of credit	1,760	289

Net cash from financing activities	1,760	289

Net Increase (Decrease) in Cash and Cash Equivalents	2,445	(14,610)

Cash and Cash Equivalents, beginning of period	4,442	17,649

Cash and Cash Equivalents, end of period	$6,887	$3,038

Supplemental Disclosures of Cash Flow Information
Federal income tax payments	$139	$70
Interest payments	112	42

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

          The condensed consolidated financial statements and notes as of and for the nine-month periods ended September 30, 2003 and 2002 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.     Earnings per Share

          Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three and nine months ended September 30, 2003 and 2002). Diluted earnings per share are equal to basic earnings per share as there are no stock options or other dilutive instruments outstanding.

Item 2.  Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report and contains certain forward-looking statements. A discussion of the limitations of forward-looking statements appears at the end of this section.

Results of Operations (000 omitted):

Net premium earned continues to increase over the comparable periods of the prior year. For the quarter ended September 30, 2003, net premium earned of $4,549, represents an increase of $2,845, or 167%, compared to the third quarter of 2002. For the first nine months of 2003, net premium earned increased $6,118, or 130%, compared to the same period in 2002. Net premium earned is the sum of direct earned premium (premium earned for policies written) less ceded earned premium (amounts ceded to reinsurers).

The increase in net premium earned results from increases in direct premium written over the past several quarters. For the nine months ended September 30, 2003, total direct premium written of $20,638 compared to $7,591 for the same period last year, an increase of 172%.

Several factors have contributed to the increase in both net premium written and net premium earned in the first three quarters of 2003 compared with the same period in 2002. They include:

(a)     As of September 30, 2003, we are licensed and admitted to sell insurance in thirty-two states plus the District of Columbia. The majority of these licenses were granted during the second half of 2002. As new licenses were granted, we commenced selling insurance in selected states. As a result, we generated direct premium written of $13,100 outside of Michigan during the first nine months of 2003. During the same period of 2002, direct premium written outside of Michigan was $1,160; and

(b)     One-time events accentuated the demand for lawyers' professional liability (LPL) insurance in certain states. Several companies discontinued actively writing LPL in 2002 and 2003. This provided us a market opportunity. Most notably, American National Lawyers Insurance Reciprocal (ANLIR) became subject to receivership proceedings in January 2003, liquidation proceedings in June 2003 and ultimately cancelled all outstanding policies effective July 3, 2003. ANLIR was a comparatively large writer of LPL insurance and wrote policies in a number of states where we had become licensed. During the first nine months of 2003, ANLIR policyholders sought replacement coverage from us and other carriers when they learned ANLIR might be insolvent. Direct premium written in these states was $3,439 for the first nine months of 2003. Because most former ANLIR policyholders have now replaced their policies, we do not expect further increases from this market disruption; and

(c)     Premium rates have increased over all. Our average gross premium collected per attorney increased approximately 22% for the first nine months of 2003 compared to 2002. This premium increase was not ratably applied to all policyholders or in all states but varied based on state, limits, exposures and other factors. Not all of this increase is reflected in net written premium as a significant portion of the increase was in the ceded layers reflecting the increased costs of reinsurance; and

(d)     Starting in 2002, we expanded our distribution to include selected independent agents. Independent agents are responsible for 39% of the total direct premium written during the first nine months of 2003. During the same period of 2002, independent agents were responsible for only 13% of total direct premium written. Of the 39% written in 2003, three agents were responsible for 21% with the remainder split among several other independent agents.

Independent agents are being utilized primarily in geographic markets or in market segments which we are unable to effectively access from Michigan.

Revenues other than net premium earned account for 11% of total revenues for the first nine months of 2003 compared to 17% in 2002. While other revenues increased $307, they decreased as a percentage of total revenues because of the increase in net premium earned. The increase in other revenues is a combination of an increase in investment income, which includes realized gains of $184 on the sale of bonds and an increase in fees and commissions. Fees and commissions are earned primarily on policies sold on behalf of other insurance companies.

Current year loss estimates, based on the number of reported demands and lawsuits, resulted in incurred losses of $2,403 for the third quarter and $5,771 for the first nine months. While incurred losses increased, the third quarter's loss ratio remained consistent with the previous six month loss ratio of approximately 54% and in line with the increase in net premium earned. The estimate of losses incurred for the nine months ended September 30, 2002 was also based on the number of reported demands and lawsuits, whereas, the first quarter of 2002's loss estimate was determined using an estimated loss ratio. The result was a reduction in the loss ratio during the second and third quarters of 2002 compared to the first quarter of 2002. We believe reported demands and lawsuits are a more reliable predictor of ultimate losses for interim financial statements. Current year incurred losses have not been impacted by prior years' loss development, whereas losses incurred for the nine months ended September 30, 2002 were reduced $10 by favorable prior years' loss development.

Loss and loss adjustment expense reserves are based on management's best estimate of the ultimate losses on claims reported for each year. Estimating loss reserves for incidents, demands and lawsuits in lawyers professional liability involves significant uncertainty. Professional liability claims generally, and lawyers professional liability claims in particular, involve a relatively long period of time between the initial report of a claim and its resolution and final determination of the total incurred loss. The current year's estimate of losses to date is based on claims made losses reported during the current year as well as potential development on prior year losses, using claims frequency, past loss experience and trending analysis as a partial basis for the estimate. However, quarterly intervals provide a limited sample of claims and a short investigation period from which to assess and evaluate the reported claims. Claim frequency may vary from one calendar quarter to another and the severity of the reported claims in a given quarter may not be known for a considerable period of time after the date of the report. Consequently, the loss estimates for any calendar quarter are subject to significant fluctuation and variability. As the year progresses, the reported claims can be more fully investigated and assessed and greater certainty in the loss estimates may be realized.

Operating and administrative expenses for the first nine months of 2003 compared to the first nine months of 2002 increased $1,204, or 46%. This increase is largely the result of increased costs incurred in connection with the increase in net premium earned. However, operating and administrative expenses are increasing at a lower rate than premiums due to improved staff utilization.

Interest expense year-to-date is $69 higher than the prior year. This increase results from interest incurred on the trust preferred securities that were issued in December 2002.

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

Trends or uncertainties that may have an impact on short-term or long-term liquidity include changes in the cost and availability of reinsurance, changes in interest rates and changes in investment income. Due to the uncertainties created by the events of September 11 and the volatility of the securities market, the cost of obtaining reinsurance has increased. As reinsurance costs change in the future, we intend to adjust the rates we charge our customers accordingly. However, such rate changes may be limited by competition. We believe we will be able to manage reinsurance costs so the impact on overall liquidity is minimized.

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio generally increases. At the same time, overall yields on new investments decrease. When interest rates increase, the opposite effects are realized. Interest rates continue to be at historically low levels. Whether or not interest rates increase, we believe it is unlikely that we will realize portfolio gains during 2003 comparable to those realized in 2002 and 2001.

Our net cash flow from operations for the current nine months was $10,676 compared to $991 for the first nine months of 2002. The increase in cash from operating activities largely resulted from the collection of increased premiums written discussed earlier and is manifested in the increase in unearned premiums. Conversely, the investment of this cash in fixed maturities resulted in increased investing activities of $9,991 during the current year. In addition, cash for investing activities was impacted by the sale and subsequent repurchase of selected bonds in order to realize gains during the second quarter of this year. Cash received from financing activities for the current year was $1,760, the result of net borrowing under two different lines of credit. In the same period last year, the increase in the net borrowings was only $289. General economic conditions and premium increases have led to increased utilization of the premium finance option by policyholders and, as a result, increased debt under the line of credit used to fund this option. In addition, proceeds from one line of credit have been used to increase the statutory surplus of PDIC. We will continue to consider additional sources of funding to provide adequate capital to support our increased market opportunities and premium growth.

At September 30, 2003, we had cash and cash equivalents of $6,887. This represents that portion of total assets kept liquid to fund near term loss and reinsurance obligations. It is expected that this cash and that which will be generated from operations will be sufficient to meet cash flow needs for 2003.

Additional liquidity is provided by two lines of credit available from one financial institution. Both lines of credit are guaranteed by Finance and Services and Professionals Direct Employer Organization, Inc. One line is a $1,500 revolving line which is used by Finance to finance insurance premiums. It is secured by the premium finance contracts and bears interest at .5% over the bank's prime rate. The second line is a $1,000 line which can be used to finance potential acquisitions. It is secured by all assets of the Company and its subsidiaries (except for PDIC) and bears interest at 1% over the bank's prime rate. Both lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,000, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. At September 30, 2003 the amount outstanding under these lines was $2,345.

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

Critical Accounting Estimates and Judgments

The consolidated financial statements include certain amounts, based upon informed estimates and judgments made by management, for transactions not yet complete or for which the ultimate resolution is not certain. Such estimates and judgments affect the reported amounts in the financial statements. Although management believes that they are making the best decisions based upon information then available, it is possible that as conditions and experience develop, these estimates may change and may be materially different from originally reported in the financial statements. Loss and loss adjustment expense reserves represent the most critical estimate in the financial statements.

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

Changes in any of these factors, or others, could have an adverse affect on the business or results of operations of the Company or its subsidiaries. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on and as of the Evaluation Date, the Company's management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company's disclosure controls and procedures were designed and effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission is properly recorded, processed, summarized and reported in a timely manner. During the last fiscal quarter there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32

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

PROFESSIONALS DIRECT, INC.

Date: November 13, 2003	/s/ Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)

/s/ Stephen M. Westfield
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

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.