Form 10KSB
period 2003-12-31
PROFESSIONALS DIRECT INC
filed 2004-03-26
CIK 1158269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common Stock, No Par Value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X       No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2003, were $17,599,000.

As of March 15, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,335,500. This amount is based on the sale price of $13 per share for the registrant's stock as of such date.

As of March 15, 2004, the registrant had outstanding 333,500 shares of common stock.

Transitional Small Business Disclosure Format (check one):   Yes _____    No    X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Part II (Items 5-8). Portions of the registrant's definitive Proxy Statement for its May 11, 2004, annual shareholders' meeting are incorporated by reference in Part III (Items 9-12).

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

         Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence the results of operations, financial condition and business of the Corporation and its subsidiaries:

•	future economic conditions and the legal and regulatory environment in the markets served by the Corporation's subsidiaries;

•	re-insurance market conditions, including changes in pricing and availability of re-insurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Corporation and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	the company's ability to execute its business plan;

•	the effects of war and terrorism on investment and reinsurance markets;

•	changes in financial ratings issued by independent organizations, including A.M. Best, Standard & Poors and Moody's;

•	the Corporation's ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

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

         As of December 31, 2003, 2,531 Surplus Certificates were outstanding. The outstanding Surplus Certificates are treated as senior subordinated debt of PDIC, which must be redeemed before any distributions can be made by PDIC to its sole shareholder, the Corporation, but are in all other respects subordinated to the claims of policyholders and subject to all other limitations provided for in the Surplus Certificates and under applicable law.

         Business of Issuer

         The Corporation is a holding company whose primary assets are the outstanding stock of its wholly-owned subsidiaries:

•

Professionals Direct Insurance Company - provides lawyers professional liability insurance to lawyers and law firms in various states, with 45% of current year earned premium from the state of Michigan.

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

•	Professionals Direct Statutory Trust I - was formed in 2002 to facilitate the issuance of trust preferred securities.

         Business Strategies. The business strategy the Corporation and its subsidiaries intend to pursue has several components:

•	Increase the number of lawyers insured through the Lawyers Direct Risk Purchasing Group and limit geographic concentration of premium to no more than 25% in any one state.

•	Develop additional fee and commission income from our existing customer base through the cross-selling of other insurance and financial products.

•	Develop the Lawyers Direct name and logo as a national brand.

•	Improve and enhance the process of communicating with our customers through greater use of the Internet.

•	Continuously improve our application of technology to enhance customer service.

•	Develop a management team beyond the executive level that is knowledgeable and forward looking.

•	Maintain a strong capital base sufficient to support the operations of a national service business.

•	Provide liquidity to shareholders.

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

         PDIC relies to a significant degree on information provided by its insureds, and on the investigation and review of claims, in underwriting risks. PDIC evaluates and accepts applications for insurance based on consistently applied underwriting guidelines. PDIC's processing system allows modifications to some of these guidelines. Underwriting supervisors audit the work of individual underwriters to assure adherence to the guidelines. Underwriters monitor policyholder deviations from the underwriting guidelines to assist in decisions relating to cancellation and non-renewal.

         Small-Law-Firm Focus. Most of PDIC's LPL policies are written on its Select policy form for solo practitioners and law firms of two to five lawyers. PDIC, thus, is not dependent on any single customer or small group of customers.

         Marketing and Distribution. Services is the source of more than 60% of PDIC's business. The remainder is sourced through independent agents. As of December 31, 2003, in addition to Services, a number of independent agencies and associated individual agents have been appointed to distribute policies to lawyers and law firms throughout the United States. Arizona, Florida and Tennessee accounted for 30% of written premium in 2003. In 2003 PDIC wrote insurance policies in 25 states.

         Claims. In responding to claims, PDIC emphasizes timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. The claims operation is centralized in Grand Rapids, Michigan. Law firms are employed as necessary to assist in the defense of claims.

         The Lawyers Direct Risk Purchasing Group. The Lawyers Direct Risk Purchasing Group (the "Group") is a Michigan non-profit corporation that was formed during 2002 to facilitate the purchase of liability insurance by certain of PDIC's insureds. Although the Corporation does not own the Group, the Corporation's executive officers are the sole members of the Group's board of directors. Because the Corporation exercises significant control over the Group, its activity is included in the Corporation's consolidated financial statements.

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

         In evaluating the financial and operating performance of PDIC, A. M. Best and S&P review, among other factors, the profitability, leverage and liquidity of PDIC, its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A. M. Best or S&P will not reduce PDIC's current rating. On March 10, 2004, S&P affirmed the Corporation's BBB rating and removed the rating from CreditWatch. The outlook is negative because of concerns about the Corporation's rapid geographic expansion in the last 18 months and the uncertainty regarding the level of losses that could be experienced with the new business. The Corporation believes that its current reserves are adequate to cover future losses. A. M. Best and S&P ratings are not intended to protect investors. Accordingly, PDIC's ratings should not be relied upon as a basis for an investment decision relative to the common stock of the Corporation.

         Competition. The property and casualty insurance business is highly competitive. PDIC has both Michigan-based competitors and out-of-state competitors for its product offerings. Some of these competitors are larger and have much greater financial, technical and operating resources than do the Corporation and its subsidiaries. The Corporation believes that competition is based primarily on the following factors:

•	price of insurance products
•	quality of insurance products,
•	quality and speed of service and claims response,
•	financial strength,
•	A. M. Best rating and other ratings,
•	sales and marketing capability, and
•	technical expertise in a specialty area.

         The Corporation's top ten commercial competitors are as follows:

•	Gulf Insurance
•	Philadelphia Insurance Company
•	Westport Insurance Company
•	NCMIC

•	CNA
•	Zurich Insurance
•	Carolina Casualty Insurance Company
•	Hartford Insurance Company
•	Great American Insurance Company
•	St. Paul Companies

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

         Supervision and Regulation. Michigan insurance companies such as PDIC are subject to oversight and regulation by the OFIS. The authority of the OFIS includes, without limitation:

•	establishing standards of solvency which must be met and maintained by insurers,
•	licensing insurers and agents to do business,
•	establishing guidelines for the nature of and limitations on investments by insurers,
•	reviewing premium rates for various lines of insurance,
•	reviewing the provisions which insurers must make for current losses and future liabilities,
•	the ability to limit the amount and timing of any dividend payment from PDIC to the Company,
•	approving the terms of the intercompany management agreements,
•	reviewing transactions involving a change in control, and
•	approving policy forms.

         The OFIS also requires the filing of annual and other reports relating to the financial condition of insurance companies doing business in Michigan.

         In addition to state-imposed insurance laws and regulations, the OFIS applies the requirements adopted by the National Association of Insurance Commissioners (the "NAIC") that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The NAIC has also developed a set of financial ratios, referred to as the "Insurance Regulatory Information System," or "IRIS," for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. For 2003, four of PDIC's IRIS ratios generated exceptional values. The investment yield ratio generates an exceptional value due to the relatively poor bond market conditions that have resulted in unusually low yields again in the current year. The change in net writings generated an unusual value as a result of the significant growth experienced by PDIC in net written premium. Similar to last year, the increase was the result of PDIC's expansion beyond Michigan. The change in policyholders' surplus value was outside the acceptable range as a result of additional capital contributions from the Company to PDIC during the year to support the additional premium volume. Finally, the estimated current reserve deficiency to policyholders' surplus factor exceeded the acceptable range. This factor correlates loss reserve levels to levels of earned premium. Due to the significant increase in PDIC's earned premium the formula would typically reflect a greater amount of loss reserves than have actually been reflected in PDIC's financial statements. We have determined our loss reserves based on the actual number of reported claims, our experience and a review of those reserves by an independent actuarial firm. We believe that current loss reserves are adequate. There can be no assurance that PDIC will not continue to generate financial ratios that result in additional exceptional values in the future.

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

         Employees. As of December 31, 2003, the Corporation and its subsidiaries had 31 full-time employees and 33 total employees.

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

         The Corporation maintains its principal executive offices at 161 Ottawa Avenue, N.W., Suite 607, Grand Rapids, Michigan, where approximately 8,900 square feet of space is leased from an unaffiliated landlord. The space is leased under a lease through June 30, 2005, with the option to terminate early at June 30, 2004. The Corporation's premises are adequate for its present needs.

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

         The information under the heading "Market for Common Stock and Dividends" on page 11 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

         The information under the heading "Management's Discussion and Analysis" on pages 5 through 13 (inclusive) of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

Item 7.	Financial Statements.

         The financial statements, notes, and independent auditor's report on pages 14 through 33 (inclusive) of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003, is here incorporated by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 8A.	Controls and Procedures.

         An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"). Based on and as of the Evaluation Date, the Corporation's management, including the Chief Executive Officer and Vice President of Finance, concluded that the Corporation's disclosure controls and procedures were designed and effective to ensure that information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings with the Securities and Exchange Commission is properly recorded, processed, summarized and reported in a timely manner. During the last fiscal quarter there was no change in the Corporation's disclosure controls and procedures that has materially affected, or is reasonably likely to materially affect, the Corporation's disclosure controls and procedures.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the headings "Professionals Direct's Board of Directors" on pages 3 through 7 (inclusive), "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 and "Code of Ethics" on Page 11 in the Corporation's definitive Proxy Statement for its May 11, 2004 annual meeting of shareholders is here incorporated by reference.

Item 10.	Executive Compensation.

         The information set forth under the heading "Executive Compensation" on page 9 and the sub-heading "Compensation of Directors" on page 7 in the Corporation's definitive Proxy Statement for its May 11, 2004 annual meeting of shareholders is here incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the heading "Ownership of Professionals Direct Stock" on page 8 in the Corporation's definitive Proxy Statement for its May 11, 2004 annual meeting of shareholders is here incorporated by reference.

Item 12.	Certain Relationships and Related Transactions.

         The information set forth under the heading "Certain Relationships and Related Transactions" on page 11 in the Corporation's definitive Proxy Statement for its May 11, 2004 annual meeting of shareholders is here incorporated by reference.

Item 13.	Exhibits and Reports on Form 8-K.

          (a)         Exhibits.  The following documents are filed as exhibits to this report on Form 10-KSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.2

Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.

4.3	Indenture. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.4	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.5	Guarantee Agreement. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
10.2	Employment Agreement with Stephen M. Tuuk. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.3	Employment Agreement with Mary L. Ursul. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.4	Employment Agreement with Stephen M. Westfield. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
13

2004 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

14	Code of Ethics

21	Subsidiaries
24	Powers of Attorney
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Vice President of Finance, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32

Certification of Chief Executive Officer and Vice President of Finance, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. This exhibit, except those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

          (b)         Reports on Form 8-K.  No reports on Form 8-K were filed during the period covered by this report.

Item 14.	Principle Accountant Fees and Services.

         The information set forth under the heading "Independent Public Accountants" on page 12 in the Corporation's definitive Proxy Statement for its May 11, 2004, annual meeting of shareholders is here incorporated by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONALS DIRECT, INC.

Date: March 26, 2004	/s/ Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)

Date: March 26, 2004	/s/ Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2004	/s/ Stephen M. Tuuk
Stephen M. Tuuk, Director

Date: March 26, 2004	/s/ Mary L. Ursul*
Mary L. Ursul, Director

Date: March 26, 2004	/s/ Stephen M. Westfield
Stephen M. Westfield, Director

Date: March 26, 2004	/s/ Blake W. Krueger*
Blake W. Krueger, Director

Date: March 26, 2004	/s/ David W. Crooks*
David W. Crooks, Director

Date: March 26, 2004		/s/ Thomas J. Ryan*
Thomas J. Ryan, Director

Date: March 26, 2004		/s/ Tracy T. Larsen*
Tracy T. Larsen, Director

Date: March 26, 2004		/s/ Thomas F. Dickinson*
Thomas F. Dickinson, Director

Date: March 26, 2004		/s/ Joseph A. Fink*
Joseph A. Fink, Director

Date: March 26, 2004		/s/ Julius A. Otten*
Julius A. Otten, Director

Date: March 26, 2004	*By:	/s/ Stephen M. Tuuk
Stephen M. Tuuk Attorney-in-Fact

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.2

Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.

4.3	Indenture. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.4	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.5	Guarantee Agreement. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
10.2	Employment Agreement with Stephen M. Tuuk. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.3	Employment Agreement with Mary L. Ursul. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.4	Employment Agreement with Stephen M. Westfield. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
13

2004 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

14	Code of Ethics
21	Subsidiaries
24	Powers of Attorney
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President of Finance, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32

Certification of Chief Executive Officer and Vice President of Finance, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. This exhibit, except those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.