Form 10QSB
period 2004-03-31
PROFESSIONALS DIRECT INC
filed 2004-05-12
CIK 1158269

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

There were 333,500 shares of Common Stock outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	March 31, 2004 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three Months Ended March 31, 2004 (Unaudited) and
	March 31, 2003 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2004 (Unaudited) and
	March 31, 2003 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31,	2004
(000)
Assets

Fixed maturities available for sale, at fair value	$32,951
Other invested asset, at cost which approximates fair value	269

Total investments	33,220

Cash and cash equivalents	5,880
Receivables:
Amounts due from reinsurers	2,478
Other	2,222
Prepaid reinsurance premiums	2,283
Deferred acquisition costs	1,550
Net deferred federal income taxes	1,183
Other assets	1,084

16,680

Total Assets	$49,900

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$14,488
Unearned premiums	10,413
Amounts due to reinsurers	2,389
Lines of credit	4,144
Other liabilities	2,164
Accrued interest	1,423
Surplus certificates	2,531
Long-term debt	2,000

Total Liabilities	39,552

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	7,023
Accumulated other comprehensive income	119

Total Shareholders' Equity	10,348

Total Liabilities and Shareholders' Equity	$49,900

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(000)	(000)
Revenues
Net premiums earned	$3,840	$2,535
Fees and commissions earned	273	115
Net investment income	198	159
Finance and other income earned	42	29

Total revenues	4,353	2,838

Expenses
Losses and loss adjustment expenses	2,287	1,526
Operating and administrative	1,558	1,047
Interest	118	69

Total expenses	3,963	2,642

Income before federal income taxes	390	196

Federal Income Taxes	134	75

Net income	256	121

Other Comprehensive Income (Net of tax of $118 and $19, respectively)	230	36

Comprehensive income	$486	$157

Per share of common stock (not in thousands):
Basic and diluted net income per share	$0.77	$0.36
Basic and diluted comprehensive income per share	1.46	0.47

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(000)	(000)
Operating Activities
Net income	$256	$121
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income tax expense	(169)	27
Realized losses	-	11
Depreciation and amortization	248	157
Changes in operating assets and liabilities:
Amounts due from reinsurers	(112)	453
Other receivables	(281)	(370)
Prepaid reinsurance premiums	(508)	(613)
Deferred acquisition costs	79	(405)
Other assets	(33)	(25)
Loss and loss adjustment expense reserves	1,027	924
Amounts due to reinsurers	1,896	839
Unearned premiums	(55)	2,669
Other liabilities	276	55
Accrued interest	40	33

Net cash from operating activities	2,664	3,876

Investing Activities
Cost of fixed maturities acquired	(3,909)	(3,694)
Proceeds from sales or maturities of fixed maturities	262	1,870
Cost of property and equipment acquired	(13)	(89)

Net cash for investing activities	(3,660)	(1,913)

Financing Activities
Net borrowings (repayments) under lines of credit	(130)	215

Net cash from (for) financing activities	(130)	215

Net Increase (Decrease) in Cash and Cash Equivalents	(1,126)	2,178

Cash and Cash Equivalents, beginning of period	7,006	4,442

Cash and Cash Equivalents, end of period	$5,880	$6,620

Supplemental Disclosures of Cash Flow Information
Federal income tax payments - net	$312	$69
Interest payments	78	36

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

          The condensed consolidated financial statements and notes for the three-month periods ended March 31, 2004 and 2003 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.          Earnings per Share

          Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three months ended March 31, 2004 and 2003). Diluted earnings per share is equal to basic earnings per share as there are no stock options or other dilutive instruments outstanding.

Item 2.  Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of our financial condition and results of operations contains certain forward-looking statements. A discussion of the limitations of forward-looking statements appears at the end of this section.

Introduction

The increase in earned premiums in the first quarter of 2004 resulted from the increase in policies written by PDIC in 2003. Operating and administrative expenses also increased in the first quarter of 2004, but at a somewhat lower rate than earned revenue. The following table and discussion compares the financial results for 2004 and 2003 by revenue and expense lines:

	Three Months Ended March 31,
	2004	2003	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$3,840	$2,535	$1,305	51.5%
Fees and commissions earned	273	115	158	137.4%
Net investment income	198	159	39	24.5%
Finance and other income earned	42	29	13	44.8%
Total Revenues	4,353	2,838	1,515	53.4%
Expenses:
Losses and loss adjustment expenses	2,287	1,526	761	49.9%
Operating and administrative	1,558	1,047	511	48.8%
Interest	118	69	49	71.0%
Total Expenses	3,963	2,642	1,321	50.0%
Income before federal income taxes	390	196	194	99.0%
Federal income taxes	134	75	59	78.7%
Net income	$256	$121	$135	111.6%
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$39,081	$26,419	$12,662	47.9%
Total assets	49,900	35,661	14,239	39.9%
Total liabilities	39,552	28,188	11,364	40.3%
Total shareholders' equity	10,348	7,473	2,875	38.5%
Per Share Data:
Net income	$0.77	$0.36	$0.41	113.9%
Book value	$31.03	$22.41	$8.62	38.5%

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the first quarter of 2004.

          Net premiums earned. Net premiums earned are equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers). The increase in net premiums earned primarily resulted from an increase in direct premiums written in 2003 offset by higher ceded premiums caused by a decrease in the per claim retention for 2004 business. The following is a summary of premiums written by PDIC:

	Three Months Ended March 31,
	2004	2003	Change	Percent Change
	(in thousands of dollars)
Direct premiums written	$5,984	$5,812	$172	3.0%
Net premiums written	3,277	4,590	(1,313)	(28.6%)

Direct premiums written increased 3.0% for the current quarter as compared to the same period a year ago. PDIC's new business premium writings in the first quarter of 2004 were significantly less than the first quarter of 2003 due, in part, to the absence of significant disruptions in the markets in which PDIC operates. For its policies with 2004 effective dates, PDIC decreased its per claim retention by purchasing more reinsurance from third party reinsurers, which will reduce PDIC's net written premium in such policies as they are written and will reduce net earned premium as the polices become fully earned.

          Fee and Commissions Earned. We earn fee and commission income from two sources. The first source is membership fees earned by Lawyers Direct Risk Purchasing Group, an affiliate organized and managed by Services, as part of the Lawyers Direct® program for one to five person law firms. The second source is principally commissions earned by Services from placing insurance with unrelated third parties. Fee and commission income earned was $273 in the first quarter of 2004, an increase of $158 or 137.4%, compared to 2003. Fee income accounted for $54 of this increase, commission income the balance.

          Net Investment Income. Investment income is primarily earned on the fixed income investments of PDIC. Investment income increased $39 or 24.5% in the first quarter of 2004 as compared to 2003. The increase is largely attributable to the increase in the investment portfolio as the overall percentage yield on fixed income investments has stabilized.

          Finance and Other Income Earned. Finance income is generated from premium financing incidental to the sale of PDIC's insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. Premium finance income increased modestly during the first quarter of 2004 as compared to 2003 and is expected to continue to increase modestly through the remainder of 2004 as premium financing is provided in additional states.

          Losses and Loss Adjustment Expenses. The loss ratio for the first quarter of 2004 was 59.6% compared to 60.2% for the first quarter of 2003. The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. During the first quarter of 2004, PDIC recorded losses and loss adjustment expenses of $2,287 of which $1,887 was for claims which were made and reported in the current year and $400 was for claims which were made and reported in years prior to 2004. During the first quarter of 2003, PDIC recorded losses and loss adjustment expenses of $1,526 of which the entire amount was for claims which were made and reported in that year. Overall profitability is in great part determined by the loss estimate for the current year plus the favorable or adverse development of prior report year reserves.

PDIC is required to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. PDIC provides for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what PDIC expects to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claim severity, and other variable factors such as inflation and changing judicial theories of liability. As part of the process of establishing those estimates, the following should be noted:

(a)          Estimates of the loss reserve liability are reviewed by independent actuaries twice a year. Various methodologies are used to calculate the appropriate amount of the loss reserve liability that should be recorded each year.

(b)          In the first several years after a claim is reported, there is a significant amount of uncertainty over what the ultimate loss will be. Therefore, estimating the loss reserve liability for claims recently reported tends to be more difficult. As claims get older, the loss reserve liability may be estimated with less inaccuracy, but are still subject to material fluctuations until the claim is paid or otherwise closed. Eventually, all the claims in a particular year are closed and no additional development, favorable or adverse, will be experienced because the amount of the claims is certain.

(c)          One factor that impacts year to year incurred losses is the existence of reserve development from prior years. Favorable or adverse development occurs when subsequent estimates of the loss reserve liability change from their initial estimate. A subsequent decrease in the estimate results in favorable development. A subsequent increase in the estimate results in adverse development. Development, either favorable or adverse, is reflected as a decrease or increase in the current year loss and loss adjustment expense total.

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. PDIC's current reserve policy recognizes this uncertainty by maintaining bulk reserves or case supplement reserves to provide for the possibility that actual results may be less favorable compared to the estimated costs relative to the normal case reserve estimation process. The bulk reserve is determined by estimating the ultimate liability for both reported and non-reported claims and then subtracting the case reserves for reported claims. PDIC does not discount its reserves to recognize the time value of money.

When a claim is reported to PDIC, claims personnel establish a case reserve for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. The claims staff periodically adjusts case reserves as more information becomes available.

Each quarter, PDIC computes its estimated liability using appropriate principles and procedures. Because the establishment of loss reserves is an inherently uncertain process, however, there can be no assurance that losses will not exceed reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, PDIC annually receives a statement of opinion from its appointed actuary concerning the reasonableness of its reserves.

          Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 2004 compared to the first quarter of 2003 increased $511 or 48.8%. This increase is the result of increased costs associated with the increase in net premiums earned. Expenses increased at a lesser rate than earned premiums because of economies of scale.

          Interest Expense. Interest expense for the first quarter of 2004 increased $49 from the same period of 2003, primarily the result of the increased outstanding line of credit balance.

          Income Taxes. The effective federal income tax rate was 34.4% for 2004 and 38.3% for 2003, both of which approximate the expected rate.

Financial Condition, Liquidity, and Capital Resources (000 omitted):

The primary sources of liquidity, on both a short-term and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance, and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short-term and long-term basis, are losses, loss adjustment expenses, operating expenses, reinsurance premiums, taxes, debt repayment and acquisition of investments.

Trends or uncertainties that may have an impact on short-term or long-term liquidity include changes in the cost and availability of reinsurance, changes in interest rates and changes in investment income. As the costs of obtaining reinsurance may change in the future, we intend to adjust the rates we charge our customers. However, such rate changes may be limited by competition. We believe that we will be able to manage reinsurance costs so the impact on overall liquidity is minimized.

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, generally increases. At the same time, the overall yield on new investments tends to decrease. When interest rates increase, the opposite effects are realized. While interest rates continue to be at historically low levels, they are starting to increase. If interest rates increase, it is unlikely gains will be realized on portfolio assets during 2004. However, lower gains may be offset by increased interest earned, thus reducing the impact on liquidity.

Net cash flow from operations for the current quarter was $2,664 compared to $3,876 for the first quarter of 2003, a decrease of $1,212. This decrease is the result of written premiums leveling-off and an increase in premiums ceded to reinsurers. This cash flow plus existing cash was invested in fixed maturities which resulted in negative cash flow from investing activities of $3,660 for the quarter. Cash used for financing activities in the first quarter of 2003 was $130, the result of net repayments under the lines of credit. In the same period last year, the net borrowings increased $215.

At March 31, 2004, cash and cash equivalents totaled $5,880. This represents liquid assets necessary meet operating, loss and reinsurance payments. It is expected that cash and cash equivalents will be maintained at this level to meet cash flow needs for the balance of 2004.

To provide additional liquidity, we have three lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank's prime rate. The second line is for $1,000, which can be used for potential acquisitions, and bears interest at 1% over the bank's prime rate. The third line is a $3,000 facility that requires quarterly principal payments of $150 beginning April 1, 2004 and matures October 1, 2006. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The bank has a security interest in substantially all assets of the Company, Services and Finance. In addition, the shares of PDIC are pledged, subject to the rights of policyholders under insurance laws and the rights of insurance regulators.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence our results of operations, financial condition and business:

•	future economic conditions and the legal and regulatory environment in the markets served by the Company's subsidiaries;

•	reinsurance market conditions, including changes in pricing and availability of reinsurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Company and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	our ability to execute our business plan;

•	the effects of war and terrorism on investments and reinsurance markets;

•	changes in financial ratings issued by independent organizations, including A.M. Best, Standard & Poors and Moody's;

•	our ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

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

Date: May 12, 2004	PROFESSIONALS DIRECT, INC. s/Stephen M. Tuuk Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
s/Stephen M. Westfield Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

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