Form 10QSB
period 2004-06-30
PROFESSIONALS DIRECT INC
filed 2004-08-12
CIK 1158269

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

There were 333,500 shares of Common Stock outstanding as of July 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	June 30, 2004 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Six Months Ended June 30, 2004 (Unaudited) and
	June 30, 2003 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2004 (Unaudited) and
	June 30, 2003 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	13

	Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,	2004
(000)
Assets

Fixed maturities available for sale, at fair value	$32,569
Other invested asset, at cost which approximates fair value	269

Total investments	32,838

Cash and cash equivalents	6,172
Receivables:
Amounts due from reinsurers	4,212
Other	2,155
Prepaid reinsurance premiums	2,969
Deferred acquisition costs	1,627
Net deferred federal income taxes	1,377
Other assets	1,011

19,523

Total Assets	$52,361

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$17,231
Unearned premiums	11,202
Amounts due to reinsurers	2,467
Lines of credit	3,857
Other liabilities	1,523
Accrued interest	1,454
Surplus certificates	2,531
Trust preferred securities	2,000

Total Liabilities	42,265

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	7,223
Accumulated other comprehensive loss	(333)

Total Shareholders' Equity	10,096

Total Liabilities and Shareholders' Equity	$52,361

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$4,007	$3,745	$7,847	$6,280
Fees and commissions earned	127	127	256	242
Net investment income	218	406	416	565
Finance and other income earned	37	31	79	60

Total revenues	4,389	4,309	8,598	7,147

Expenses
Losses and loss adjustment expenses	2,864	1,842	5,151	3,368
Operating and administrative	1,112	1,399	2,526	2,446
Interest	115	71	233	140

Total expenses	4,091	3,312	7,910	5,954

Income before federal income taxes	298	997	688	1,193

Federal Income Taxes	98	337	232	412

Net income	200	660	456	781

Other Comprehensive Income (Loss) (Net of tax (benefit) of ($233), $5, ($114) and $24, respectively)	(452)	10	(222)	46

Comprehensive income (loss)	$(252)	$670	$234	$827

Per share of common stock:
Basic and diluted net income per share	$.60	$1.98	$1.37	$2.34
Basic and diluted comprehensive income (loss) per share	(.76)	2.01	..70	2.48

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(000)	(000)
Operating Activities
Net income	$455	$781
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income taxes	(131)	59
Realized gains	(1)	(196)
Depreciation and amortization	515	343
Changes in operating assets and liabilities:
Amounts due from reinsurers	(1,846)	670
Other receivables	(215)	(328)
Prepaid reinsurance premiums	(1,194)	(952)
Deferred acquisition costs	2	(1,024)
Other assets	(24)	35
Loss and loss adjustment expense reserves	3,770	1,363
Amounts due to reinsurers	1,974	828
Unearned premiums	734	5,764
Other liabilities	(362)	1,037
Accrued interest	71	67

Net cash from operating activities	3,748	8,447

Investing Activities
Cost of fixed maturities acquired	(7,040)	(15,146)
Proceeds from sales or maturities of fixed maturities	2,893	8,202
Cost of property and equipment acquired	(18)	(96)

Net cash for investing activities	(4,165)	(7,040)

Financing Activities
Net borrowings (repayments) under lines of credit	(417)	269

Net cash from (for) financing activities	(417)	269

Net Increase (Decrease) in Cash and Cash Equivalents	(834)	1,676

Cash and Cash Equivalents, beginning of period	7,006	4,442

Cash and Cash Equivalents, end of period	$6,172	$6,118

Supplemental Disclosures of Cash Flow Information
Federal income tax payments - net	$927	$114
Interest payments	162	73

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Professionals Direct Insurance Company (PDIC), a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., an inactive Michigan professional employer organization; Professionals Direct Finance, Inc. (Finance), a premium finance company; Professionals Direct Insurance Services, Inc. (Services), a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance), plus Lawyers Direct Risk Purchasing Group which the company controls.

          The condensed consolidated financial statements and notes as of and for the three and six-month periods ended June 30, 2004 and 2003 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and a reclassification) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.          Income per Share

          Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the six months ended June 30, 2004 and 2003). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

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

Introduction

The increase in earned premiums in the first half of 2004 resulted from the increase in policies written by PDIC in 2003. This increase in policies written combined with greater claims frequency and severity has resulted in increased loss and loss adjustment expenses in 2004 as compared to 2003. Operating and administrative expenses also increased in the first half of 2004, but at a much lower rate than earned premiums because of ceding commissions under PDIC's 2004 reinsurance treaties. The following table and discussion compares the financial results for 2004 and 2003:

	Six Months Ended June 30,
	2004	2003	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$7,847	$6,280	$1,567	25.0%
Fees and commissions earned	256	242	14	5.8%
Net investment income	416	565	(149)	(26.4%	)
Finance and other income earned	79	60	19	31.7%
Total Revenues	8,598	7,147	1,451	20.3%
Expenses:
Losses and loss adjustment expenses	5,151	3,368	1,783	52.9%
Operating and administrative	2,526	2,446	80	3.3%
Interest	233	140	93	66.4%
Total Expenses	7,910	5,954	1,956	32.9%
Income before federal income taxes	688	1,193	(505)	(42.3%	)
Federal income taxes	232	412	(180)	(43.7%	)
Net income	$456	$781	$(325)	(41.6%	)
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$39,010	$31,148	$7,862	25.2%
Total assets	52,361	40,924	11,437	27.9%
Total liabilities	42,265	32,782	9,483	28.9%
Total shareholders' equity	10,096	8,142	1,954	24.0%
Per Share Data:
Net income	$1.37	$2.34	$(0.97)	(41.5%	)
Book value	$30.27	$24.41	$5.86	24.0%

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the second quarter of 2004.

          Net premiums earned. Net premiums earned are equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers). The increase in net premiums earned primarily resulted from an increase in direct premiums written in 2003 offset, in part, by higher ceded premiums on 2004 business. The following is a summary of premiums written by PDIC:

	Six Months Ended June 30,
	2004	2003	Change	Percent Change
	(in thousands of dollars)

Direct premiums written	$12,642	$13,453	$(811)	(6.0%	)
Net premiums written	7,387	11,093	(3,706)	(33.4%	)

Direct premiums written decreased 6.0% from the same period a year ago. During the second quarter, direct premiums written decreased $983 compared to the second quarter of 2003. However, PDIC's new business premium writings in the first half of 2004 were significantly less than the first half of 2003 due, in part, to the absence of significant disruptions in the markets in which PDIC operates. For policies written in 2004, PDIC decreased its retention by purchasing more reinsurance from third party reinsurers. This action will reduce PDIC's 2004 net written premium and, prospectively, is expected to reduce net earned premiums.

          Fee and Commissions Earned. We earn fee and commission income from two sources. The first source is membership fees earned by Lawyers Direct Risk Purchasing Group, an affiliate organized and managed by Services, as part of the Lawyers Direct® program for one to five person law firms. The second source is principally commissions earned by Services from placing insurance with unrelated third parties. Fee and commission income earned was $256 in the first half of 2004, an increase of $14 or 5.8%, compared to 2003.

          Net Investment Income. Net investment income is comprised of interest on fixed maturity investments and realized investment gains and losses. The investment income decrease of $149 or 26.4% in the first half of 2004 as compared to 2003 is largely attributable to realized gains in 2003 that did not recur in 2004.

          Finance and Other Income Earned. Finance income is generated from premium financing incidental to the sale of PDIC's insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. Premium finance income increased during the first half of 2004 as compared to 2003 and is expected to continue to increase modestly through the remainder of 2004 as premium financing is provided in additional states.

          Losses and Loss Adjustment Expenses. The loss ratio for the first half of 2004 was 65.6% compared to 53.6% for the first half of 2003. This loss ratio increase resulted from greater claims frequency and severity that was intensified by the reduction in retained premium. The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. During the first half of 2004, PDIC recorded losses and loss adjustment expenses of $5,151 of which $4,927 was for claims which were made and reported in the current year and $224 was for claims which were made and reported in years prior to 2004. During the first half of 2003, PDIC recorded losses and loss adjustment expenses of $3,368 of which the entire amount was for claims which were made and reported in that year. Overall profitability is in great part determined by the loss estimate for the current year plus the favorable or adverse development of prior report year reserves.

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

(b)          In the years after a claim is reported, there is a significant amount of uncertainty over what the ultimate loss will be. Therefore, estimating the loss reserve liability for claims recently reported tends to be more difficult. As claims get older, the loss reserve liabilities may be estimated with less inaccuracy, but are still subject to material fluctuations until the claims are paid or otherwise closed. Eventually, all claims in a particular year are closed and no additional development, favorable or adverse, will be experienced because the amount of the claims is certain.

(c)          A factor that impacts incurred losses is reserve development from prior years. Favorable or adverse development occurs when subsequent estimates of the loss reserve liability change. A subsequent decrease in estimate results in favorable development; a subsequent increase in estimate results in adverse development. Favorable or adverse development is reflected as a decrease or increase in the current year's loss and loss adjustment expenses.

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. PDIC's current reserve policy recognizes this uncertainty by maintaining bulk reserves or case supplement reserves to provide for the possibility that actual results may be less favorable compared to the estimated costs relative to the normal case reserve estimation process. The bulk reserve is determined by estimating the ultimate liability for the claims which have been made and reported and then subtracting the case reserves. PDIC does not discount its reserves to recognize the time value of money.

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

          Operating and Administrative Expenses. Operating and administrative expenses for the first half of 2004 compared to the first half of 2003 increased $80 or 3.3%. This increase is the result of increased costs associated with the increase in net premiums earned offset by the effects of ceding commissions earned. Expenses increased at a lesser rate than earned premiums because of economies of scale.

          Interest Expense. Interest expense for the first half of 2004 increased $93 from the same period of 2003, primarily the result of the increased outstanding line of credit balance.

          Income Taxes. The effective federal income tax rate was 33.7% for 2004 and 34.5% for 2003, both of which approximate the expected rate.

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

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, generally increases. At the same time, the overall yield on new investments tends to decrease. When interest rates increase, the opposite effects are realized. While interest rates continue to be at historically low levels, they are starting to increase. We believe that it is unlikely material gains will be realized on portfolio assets or be a source of liquidity during 2004.

Net cash flow from operations for the first six months of 2004 was $3,748 compared to $8,447 for the first half of 2003, a decrease of $4,699. This decrease is the result of written premiums leveling-off and an increase in premiums ceded to reinsurers. This cash flow plus existing cash was invested in fixed maturities which resulted in negative cash flow from investing activities of $4,165 for the first six months of 2004. Cash used for financing activities in the first half of 2004 was $417, the result of net repayments under the lines of credit. In the same period last year, the net borrowings increased $269.

At June 30, 2004, cash and cash equivalents totaled $6,172. This represents liquid assets necessary to meet operating, loss and reinsurance payments. It is expected that cash and cash equivalents will be maintained at approximately this level to meet cash flow needs for the balance of 2004.

To provide additional liquidity, we have three lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank's prime rate. The second line is for $1,000, which can be used for potential acquisitions, and bears interest at 1% over the bank's prime rate. The third line is a $3,000 facility that requires quarterly principal payments of $150 which began on April 1, 2004 and matures October 1, 2006. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The bank has a security interest in substantially all assets of the Company, Services and Finance. In addition, the shares of PDIC are pledged, subject to the rights of policyholders under insurance laws and the rights of insurance regulators.

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

Forward-Looking Statements:

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements, including, but not limited to, statements relating to our business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by our management, and estimates and projections about our industry. Words such as "believes," "estimates," "expects," "forecasts," "intends," "judgment," "objective," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 11, 2004, the Company held its 2004 Annual Meeting of Shareholders. The purpose of the meeting was to elect three directors for terms expiring in 2007.

Three candidates nominated by the Governance Committee of the Board of Directors were elected by the shareholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Term Expires	Shares Voted

Tracy T. Larsen	2007	For	190,676
		Withheld	2,700
		Broker Non-Votes	0

Mary L. Ursul	2007	For	190,676
		Withheld	2,700
		Broker Non-Votes	0

Julius A. Otten	2007	For	190,676
		Withheld	2,700
		Broker Non-Votes	0

The following directors continued as directors of the Company after the meeting:

Continuing Directors with Terms Expiring in 2006:

David W. Crooks
Stephen M. Westfield
Thomas F. Dickinson
Blake W. Krueger

Continuing Directors with Terms Expiring in 2005:

Stephen M. Tuuk
Thomas J. Ryan
Joseph A. Fink

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

Date: August 12, 2004	PROFESSIONALS DIRECT, INC. /s/ Stephen M. Tuuk
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