Form 10QSB/A
period 2004-03-31
PROFESSIONALS DIRECT INC
filed 2004-11-12
CIK 1158269

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

The Company has included its restated condensed consolidated financial statements and the accompanying notes as of and for the three months ended March 31, 2004 in this Form 10-QSB/A. The restatement reflects the correction of an error related to the calculation of ceded unearned premium. The error understated net premiums earned, and consequently, operating and administrative expenses and federal income taxes for the first and second quarters of 2004. The restatement is more fully described in Item 1 of Part I in our condensed consolidated unaudited financial statements and related notes.

This Amendment No. 1 to Quarterly Report on Form 10-QSB/A amends Part I, Items 1, 2 and 3 of the Company's previously filed Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 to reflect the aforementioned restatement and related changes. The applicable rules require that each of these Items be entirely restated upon amendment. Items other than those listed above have not been changed and therefore have not been included in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A.

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet -
	March 31, 2004 (Restated)	4

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three Months Ended March 31, 2004 (Restated) and
	March 31, 2003	5

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2004 (Restated) and
	March 31, 2003	6

	Notes to Condensed Consolidated Financial Statements (Restated)	7

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

	Item 3. Controls and Procedures	13

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Restated)

March 31,	2004
(000)
Assets

Fixed maturities available for sale, at fair value	$32,951
Other invested asset, at cost which approximates fair value	269

Total investments	33,220

Cash and cash equivalents	5,880
Receivables:
Amounts due from reinsurers	2,478
Other	2,222
Prepaid reinsurance premiums	2,990
Deferred acquisition costs	1,550
Net deferred federal income taxes	1,180
Other assets	1,084

17,384

Total Assets	$50,604

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$14,488
Unearned premiums	10,413
Amounts due to reinsurers	2,389
Lines of credit	4,144
Other liabilities	2,488
Accrued interest	1,423
Surplus certificates	2,531
Long-term debt	2,000

Total Liabilities	39,876

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	7,403
Accumulated other comprehensive income	119

Total Shareholders' Equity	10,728

Total Liabilities and Shareholders' Equity	$50,604

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Restated)
	(000)	(000)
Revenues
Net premiums earned	$4,547	$2,535
Fees and commissions earned	273	115
Net investment income	198	159
Finance and other income earned	42	29

Total revenues	5,060	2,838

Expenses
Losses and loss adjustment expenses	2,287	1,526
Operating and administrative	1,691	1,047
Interest	118	69

Total expenses	4,096	2,642

Income before federal income taxes	964	196

Federal Income Taxes	328	75

Net income	636	121

Other Comprehensive Income (Net of tax of $118 and $19, respectively)	230	36

Comprehensive income	$866	$157

Per share of common stock (not in thousands):
Basic and diluted net income per share	$1.91	$0.36
Basic and diluted comprehensive income per share	2.60	0.47

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Restated)
	(000)	(000)
Operating Activities
Net income	$636	$121
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income tax expense	(166)	27
Realized losses	-	11
Depreciation and amortization	248	157
Changes in operating assets and liabilities:
Amounts due from reinsurers	(112)	453
Other receivables	(281)	(370)
Prepaid reinsurance premiums	(1,215)	(613)
Deferred acquisition costs	79	(405)
Other assets	(33)	(25)
Loss and loss adjustment expense reserves	1,027	924
Amounts due to reinsurers	1,896	839
Unearned premiums	(55)	2,669
Other liabilities	600	55
Accrued interest	40	33

Net cash from operating activities	2,664	3,876

Investing Activities
Cost of fixed maturities acquired	(3,909)	(3,694)
Proceeds from sales or maturities of fixed maturities	262	1,870
Cost of property and equipment acquired	(13)	(89)

Net cash for investing activities	(3,660)	(1,913)

Financing Activities
Net borrowings (repayments) under lines of credit	(130)	215

Net cash from (for) financing activities	(130)	215

Net Increase (Decrease) in Cash and Cash Equivalents	(1,126)	2,178

Cash and Cash Equivalents, beginning of period	7,006	4,442

Cash and Cash Equivalents, end of period	$5,880	$6,620

Supplemental Disclosures of Cash Flow Information
Federal income tax payments - net	$312	$69
Interest payments	78	36

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

          The condensed consolidated financial statements for the period ended March 31, 2004 have been restated as further described in Note 3.

2.          Income per Share

          Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three months ended March 31, 2004 and 2003). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

3.          Restatement of Financial Statements

          The Company's previously issued condensed consolidated balance sheet as of March 31, 2004 and condensed consolidated statements of income and comprehensive income and cash flows for the three months ended March 31, 2004 have been restated to reflect ceded unearned premium which had previously been incorrectly calculated. Operating and administrative expenses and federal income taxes have also been adjusted as a consequence of the change in ceded unearned premium. The net effect of this error was to understate net income by $380 for the three months ended March 31, 2004.

          The incorrect calculation was identified by the Company in preparation of the third quarter 2004 financial statements. As a result, the Company has restated its aforementioned previously issued financial statements to reflect the correct ceded unearned premium.

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

Introduction

The increase in earned premiums in the first quarter of 2004 resulted from the increase in policies written by PDIC in 2003. Operating and administrative expenses also increased in the first quarter of 2004, but at a somewhat lower rate than earned revenue. The following table and discussion compares the financial results for 2004 and 2003 by revenue and expense lines:

	Three Months Ended March 31,
	2004	2003	Change	Percent Change
	(in thousands of dollars, except for per share data)
	(Restated)
Revenues:
Net premiums earned	$4,547	$2,535	$2,012	79.4%
Fees and commissions earned	273	115	158	137.4%
Net investment income	198	159	39	24.5%
Finance and other income earned	42	29	13	44.8%
Total Revenues	5,060	2,838	2,222	78.3%
Expenses:
Losses and loss adjustment expenses	2,287	1,526	761	49.9%
Operating and administrative	1,691	1,047	644	61.5%
Interest	118	69	49	71.0%
Total Expenses	4,096	2,642	1,454	55.0%
Income before federal income taxes	964	196	768	391.8%
Federal income taxes	328	75	253	337.3%
Net income	$636	$121	$515	425.6%
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$39,100	$26,419	$12,681	48.0%
Total assets	50,604	35,661	14,943	41.9%
Total liabilities	39,876	28,188	11,688	41.5%
Total shareholders' equity	10,728	7,473	3,255	43.6%
Per Share Data:
Net income	$1.91	$0.36	$1.55	430.6%
Book value	$32.17	$22.41	$9.76	43.6%

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

Direct premiums written increased 3.0% for the current quarter as compared to the same period a year ago. PDIC's new business premium writings in the first quarter of 2004 were significantly less than the first quarter of 2003 due, in part, to the absence of significant disruptions in the markets in which PDIC operates. For its policies with 2004 effective dates, PDIC decreased its per claim retention by purchasing more reinsurance from third party reinsurers. This reduces PDIC's net premiums written and will reduce net premiums earned as the policies are earned out.

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

          Losses and Loss Adjustment Expenses. The loss ratio for the first quarter of 2004 was 50.3% compared to 60.2% for the first quarter of 2003. The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. During the first quarter of 2004, PDIC recorded losses and loss adjustment expenses of $2,287 of which $1,887 was for claims which were made and reported in the current year and $400 was for claims which were made and reported in years prior to 2004. During the first quarter of 2003, PDIC recorded losses and loss adjustment expenses of $1,526 of which the entire amount was for claims which were made and reported in that year. Overall profitability is in great part determined by the loss estimate for the current year plus the favorable or adverse development of prior report year reserves.

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

          Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 2004 compared to the first quarter of 2003 increased $644 or 61.5%. This increase is the result of increased costs associated with the increase in net premiums earned. Expenses increased at a lesser rate than earned premiums because of economies of scale.

          Interest Expense. Interest expense for the first quarter of 2004 increased $49 from the same period of 2003, primarily the result of the increased outstanding line of credit balance.

          Income Taxes. The effective federal income tax rate was 34.0% for 2004 and 38.3% for 2003, both of which approximate the expected rate.

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

Item 3.  Controls and Procedures

The Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed with the objective of providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). In designing and evaluating the Company's disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"). At the time when the original Form 10-QSB was filed for the quarter ended March 31, 2004, the Company's management, including the Chief Executive Officer and Vice President of Finance, had concluded that the Company's disclosure controls and procedures were designed and effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission was properly recorded, processed, summarized and reported in a timely manner based on and as of the Evaluation Date.

Subsequent to the filing of the original Form 10-QSB for the quarter ended March 31, 2004, the Company identified a reference error in a spreadsheet calculation used in the determination of ceded unearned premium that understated net premiums earned, and consequently, operating and administrative expenses and federal income taxes for the first and second quarters of 2004. The discovery of this error caused the Company's Chief Executive Officer and Vice President of Finance to change their evaluation to subsequently conclude that the Company's disclosure controls and procedures were not fully effective as of the Evaluation Date.

The Company has revised the electronic worksheet to include new alerts to identify additional potential errors. In addition, the Company plans to review its existing internal control procedures to improve its ability to detect and correct any future errors. The Company believes that the deficiencies in the disclosure controls and procedures that led to this error have been remediated.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2004	PROFESSIONALS DIRECT, INC. /s/ Stephen M. Tuuk Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
/s/ Stephen M. Westfield Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

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