Form 10QSB/A
period 2004-06-30
PROFESSIONALS DIRECT INC
filed 2004-11-12
CIK 1158269

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

EXPLANATORY NOTE

The Company has included its restated condensed consolidated financial statements and the accompanying notes as of and for the six months ended June 30, 2004 in this Form 10-QSB/A. The restatement reflects the correction of an error related to the calculation of ceded unearned premium. The error understated net premiums earned, and consequently, operating and administrative expenses and federal income taxes for the first and second quarters of 2004. The restatement is more fully described in Item 1 of Part I in our condensed consolidated unaudited financial statements and related notes.

This Amendment No. 1 to Quarterly Report on Form 10-QSB/A amends Part I, Items 1, 2 and 3 of the Company's previously filed Quarterly Report on Form 10-QSB for the period ended June 30, 2004 to reflect the aforementioned restatement and related changes. The applicable rules require that each of these Items be entirely restated upon amendment. Items other than those listed above have not been changed and therefore have not been included in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A.

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet -
	June 30, 2004 (Restated)	4

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Six Months Ended June 30, 2004 (Restated)
	and June 30, 2003	5

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2004 (Restated) and
	June 30, 2003	6

	Notes to Condensed Consolidated Financial Statements	7

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

	Item 3. Controls and Procedures	13

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Restated)

June 30,	2004
(000)
Assets

Fixed maturities available for sale, at fair value	$32,569
Other invested asset, at cost which approximates fair value	269

Total investments	32,838

Cash and cash equivalents	6,172
Receivables:
Amounts due from reinsurers	4,212
Other	2,155
Prepaid reinsurance premiums	4,207
Deferred acquisition costs	1,627
Net deferred federal income taxes	1,356
Other assets	1,011

20,740

Total Assets	$53,578

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$17,231
Unearned premiums	11,202
Amounts due to reinsurers	2,467
Lines of credit	3,857
Other liabilities	2,045
Accrued interest	1,454
Surplus certificates	2,531
Trust preferred securities	2,000

Total Liabilities	42,787

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	7,918
Accumulated other comprehensive loss	(333)

Total Shareholders' Equity	10,791

Total Liabilities and Shareholders' Equity	$53,578

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$4,538	$3,745	$9,085	$6,280
Fees and commissions earned	127	127	256	242
Net investment income	218	406	416	565
Finance and other income earned	37	31	79	60

Total revenues	4,920	4,309	9,836	7,147

Expenses
Losses and loss adjustment expenses	2,864	1,842	5,151	3,368
Operating and administrative	1,163	1,399	2,710	2,446
Interest	115	71	233	140

Total expenses	4,142	3,312	8,094	5,954

Income before federal income taxes	778	997	1,742	1,193

Federal Income Taxes	263	337	591	412

Net income	515	660	1,151	781

Other Comprehensive Income (Loss) (Net of tax (benefit) of ($233), $5, ($114) and $24, respectively)	(452)	10	(222)	46

Comprehensive income	$63	$670	$929	$827

Per share of common stock:
Basic and diluted net income per share	$1.54	$1.98	$3.45	$2.34
Basic and diluted comprehensive income per share	0.18	2.01	2.78	2.48

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Restated)
	(000)	(000)
Operating Activities
Net income	$1,151	$781
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income taxes	(111)	59
Realized gains	(1)	(196)
Depreciation and amortization	515	343
Changes in operating assets and liabilities:
Amounts due from reinsurers	(1,846)	670
Other receivables	(215)	(328)
Prepaid reinsurance premiums	(2,432)	(952)
Deferred acquisition costs	2	(1,024)
Other assets	(24)	35
Loss and loss adjustment expense reserves	3,770	1,363
Amounts due to reinsurers	1,974	828
Unearned premiums	734	5,764
Other liabilities	160	1,037
Accrued interest	71	67

Net cash from operating activities	3,748	8,447

Investing Activities
Cost of fixed maturities acquired	(7,040)	(15,146)
Proceeds from sales or maturities of fixed maturities	2,893	8,202
Cost of property and equipment acquired	(18)	(96)

Net cash for investing activities	(4,165)	(7,040)

Financing Activities
Net borrowings (repayments) under lines of credit	(417)	269

Net cash from (for) financing activities	(417)	269

Net Increase (Decrease) in Cash and Cash Equivalents	(834)	1,676

Cash and Cash Equivalents, beginning of period	7,006	4,442

Cash and Cash Equivalents, end of period	$6,172	$6,118

Supplemental Disclosures of Cash Flow Information
Federal income tax payments - net	$927	$114
Interest payments	162	73

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

          The condensed consolidated financial statements for the periods ended June 30, 2004 have been restated as further described in Note 3.

2.          Income per Share

          Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the six months ended June 30, 2004 and 2003). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

3.          Restatement of Financial Statements

          The Company's previously issued condensed consolidated balance sheet as of June 30, 2004 and condensed consolidated statement of income and comprehensive income for the six and three months ended June 30, 2004 and cash flows for the period ended June 30, 2004 have been restated to reflect ceded unearned premium which had previously been incorrectly calculated. Operating and administrative expenses and federal income taxes have also been adjusted as a consequence of the change in ceded unearned premium. The net effect of this error was to understate net income by $695 and $315 for the six and three months ended June 30, 2004, respectively.

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

	Six Months Ended June 30,
	2004	2003	Change	Percent Change
	(in thousands of dollars, except for per share data)
	(Restated)
Revenues:
Net premiums earned	$9,085	$6,280	$2,805	44.7%
Fees and commissions earned	256	242	14	5.8%
Net investment income	416	565	(149)	(26.4%	)
Finance and other income earned	79	60	19	31.7%
Total Revenues	9,836	7,147	2,689	37.6%
Expenses:
Losses and loss adjustment expenses	5,151	3,368	1,783	52.9%
Operating and administrative	2,710	2,446	264	10.8%
Interest	233	140	93	66.4%
Total Expenses	8,094	5,954	2,140	35.9%
Income before federal income taxes	1,742	1,193	549	46.0%
Federal income taxes	591	412	179	43.4%
Net income	$1,151	$781	$370	47.4%
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$39,010	$31,148	$7,862	25.2%
Total assets	53,578	40,924	12,654	30.9%
Total liabilities	42,787	32,782	10,005	30.5%
Total shareholders' equity	10,791	8,142	2,649	32.5%
Per Share Data:
Net income	$3.45	$2.34	$1.11	47.4%
Book value	$32.36	$24.41	$7.95	32.5%

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

          Losses and Loss Adjustment Expenses. The loss ratio for the first half of 2004 was 56.7% compared to 53.6% for the first half of 2003. This loss ratio increase resulted from greater claims frequency and severity that was intensified by the reduction in retained premium. The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. During the first half of 2004, PDIC recorded losses and loss adjustment expenses of $5,151 of which $4,927 was for claims which were made and reported in the current year and $224 was for claims which were made and reported in years prior to 2004. During the first half of 2003, PDIC recorded losses and loss adjustment expenses of $3,368 of which the entire amount was for claims which were made and reported in that year. Overall profitability is in great part determined by the loss estimate for the current year plus the favorable or adverse development of prior report year reserves.

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

          Operating and Administrative Expenses. Operating and administrative expenses for the first half of 2004 compared to the first half of 2003 increased $264 or 12.3%. This increase is the result of increased costs associated with the increase in net premiums earned offset by the effects of ceding commissions earned. Expenses increased at a lesser rate than earned premiums because of economies of scale.

          Interest Expense. Interest expense for the first half of 2004 increased $93 from the same period of 2003, primarily the result of the increased outstanding line of credit balance.

          Income Taxes. The effective federal income tax rate was 33.9% for 2004 and 34.5% for 2003, both of which approximate the expected rate.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"). At the time when the original Form 10-QSB was filed for the period ended June 30, 2004, the Company's management, including the Chief Executive Officer and Vice President of Finance, had concluded that the Company's disclosure controls and procedures were designed and effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission was properly recorded, processed, summarized and reported in a timely manner based on and as of the Evaluation Date.

Subsequent to the filing of the original Form 10-QSB for the period ended June 30, 2004, the Company identified a reference error in a spreadsheet calculation used in the determination of ceded unearned premium that understated net premiums earned, and consequently, operating and administrative expenses and federal income taxes for the first and second quarters of 2004. The discovery of this error caused the Company's Chief Executive Officer and Vice President of Finance to change their evaluation to subsequently conclude that the Company's disclosure controls and procedures were not fully effective as of the Evaluation Date.

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

PROFESSIONALS DIRECT, INC.

Date: November 11, 2004	/s/ Stephen M. Tuuk
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