Form 10QSB
period 2004-09-30
PROFESSIONALS DIRECT INC
filed 2004-11-12
CIK 1158269

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No

There were 333,500 shares of Common Stock outstanding as of October 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	September 30, 2004 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive
	Income - Three and Nine Months Ended September 30, 2004 (Unaudited) and
	September 30, 2003 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2004 (Unaudited) and
	September 30, 2003 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 6. Exhibits	13

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,	2004
(000)
Assets

Fixed maturities available for sale, at fair value	$33,520
Other invested asset, at cost which approximates fair value	269

Total investments	33,789

Cash and cash equivalents	6,460
Receivables:
Amounts due from reinsurers	4,225
Other	2,275
Prepaid reinsurance premiums	5,026
Deferred acquisition costs	1,667
Net deferred federal income taxes	1,387
Other assets	943

21,983

Total Assets	$55,772

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$18,544
Unearned premiums	12,360
Amounts due to reinsurers	2,982
Lines of credit	2,750
Other liabilities	2,164
Accrued interest	1,485
Surplus certificates	2,531
Trust preferred securities	2,000

Total Liabilities	44,816

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	7,882
Accumulated other comprehensive loss	(132)

Total Shareholders' Equity	10,956

Total Liabilities and Shareholders' Equity	$55,772

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$3,531	$4,549	$12,616	$10,829
Fees and commissions earned	216	235	472	477
Net investment income	228	166	644	731
Finance and other income earned	34	31	113	91

Total revenues	4,009	4,981	13,845	12,128

Expenses
Losses and loss adjustment expenses	2,961	2,403	8,112	5,771
Operating and administrative	976	1,397	3,724	3,843
Interest	105	72	338	212

Total expenses	4,042	3,872	12,174	9,826

Income (loss) before federal income taxes	(33)	1,109	1,671	2,302

Federal Income Taxes (benefit)	(21)	407	557	819

Net income (loss)	(12)	702	1,114	1,483

Other Comprehensive Income (Loss) (Net of tax (benefit) of $104, $(50), $(11) and $(27), respectively)	201	(98)	(21)	(52)

Comprehensive income	$189	$604	$1,093	$1,431

Per share of common stock:
Basic and diluted net income (loss) per share	$(0.04)	$2.10	$3.34	$4.45
Basic and diluted comprehensive income per share	0.57	1.81	3.28	4.29

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(000)	(000)
Operating Activities
Net income	$1,114	$1,483
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income taxes	(244)	(88)
Realized gains	(5)	(184)
Depreciation and amortization	774	572
Changes in operating assets and liabilities:
Amounts due from reinsurers	(1,859)	259
Other receivables	(334)	(161)
Prepaid reinsurance premiums	(3,251)	(1,324)
Deferred acquisition costs	(38)	(1,180)
Other assets	(12)	(1,007)
Loss and loss adjustment expense reserves	5,083	2,687
Amounts due to reinsurers	2,488	1,086
Unearned premiums	1,892	7,333
Other liabilities	278	1,100
Accrued interest	102	100

Net cash from operating activities	5,988	10,676

Investing Activities
Cost of fixed maturities acquired	(10,866)	(19,008)
Proceeds from sales or maturities of fixed maturities	5,879	9,121
Cost of property and equipment acquired	(23)	(104)

Net cash for investing activities	(5,010)	(9,991)

Financing Activities
Net borrowings (repayments) under lines of credit	(1,524)	1,760

Net cash from (for) financing activities	(1,524)	1,760

Net Increase (Decrease) in Cash and Cash Equivalents	(546)	2,445

Cash and Cash Equivalents, beginning of period	7,006	4,442

Cash and Cash Equivalents, end of period	$6,460	$6,887

Supplemental Disclosures of Cash Flow Information
Federal income tax payments - net	$927	$139
Interest payments	236	112

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

          The condensed consolidated financial statements and notes as of and for the three and nine-month periods ended September 30, 2004 and 2003 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.          Income per Share

          Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three and nine months ended September 30, 2004 and 2003). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

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

Introduction

The increase in earned premiums in 2004 resulted from the increase in policies written by PDIC in 2003. This increase in policies written combined with greater claims frequency and severity as well as an increase in the estimate for prior years losses has resulted in increased loss and loss adjustment expenses in 2004 as compared to 2003. Operating and administrative expenses have decreased slightly compared to the same period last year partly because of ceding commissions under PDIC's 2004 reinsurance treaties. The following table and discussion compares the financial results for 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$12,616	$10,829	$1,787	16.5%
Fees and commissions earned	472	477	(5)	(1.0%	)
Net investment income	644	731	(87)	(11.9%	)
Finance and other income earned	113	91	22	24.2%
Total Revenues	13,845	12,128	1,717	14.2%
Expenses:
Losses and loss adjustment expenses	8,112	5,771	2,341	40.6%
Operating and administrative	3,724	3,843	(119)	(3.1%	)
Interest	338	212	126	59.4%
Total Expenses	12,174	9,826	2,348	23.9%
Income before federal income taxes	1,671	2,302	(631)	(27.4%	)
Federal income taxes	557	819	(262)	(32.0%	)
Net income	$1,114	$1,483	$(369)	(24.9%	)
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$40,249	$34,565	$5,684	16.4%
Total assets	55,772	46,209	9,563	20.7%
Total liabilities	44,816	37,463	7,353	19.6%
Total shareholders' equity	10,956	8,746	2,210	25.3%
Per Share Data:
Net income	$3.34	$4.45	$(1.11)	(24.9%	)
Book value	$32.85	$26.22	$6.63	25.3%

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the first nine months of 2004.

          Net premiums earned. Net premiums earned are equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers). The increase in net premiums earned primarily resulted from an increase in direct premiums written in 2003 offset, in part, by higher ceded premiums on 2004 business and an increase in the ceded premium liability related to an older treaty. The following is a summary of premiums written by PDIC:

	Nine Months Ended September 30,
	2004	2003	Change	Percent Change
	(in thousands of dollars)

Direct premiums written	$19,607	$20,638	$(1,031)	(5.0%	)
Net premiums written	11,257	16,838	(5,581)	(33.1%	)

Direct premiums written decreased 5.0% from the same period a year ago. During the third quarter, direct premiums written decreased $220 when compared to 2003. PDIC's new business premium writings so far for 2004 continue to be significantly less than the same period for 2003 due, in part, to the absence of significant disruptions in the markets in which PDIC operates. For its policies with 2004 effective dates, PDIC decreased its per claim retention by purchasing more reinsurance from third party reinsurers. This reduces PDIC's net premiums written and will reduce net premiums earned as the policies are earned out.

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

          Net Investment Income. Net investment income is comprised of interest on fixed maturity investments and realized investment gains and losses. The investment income decrease of $87 or 11.9% in the first nine months of 2004 as compared to 2003 is largely attributable to realized gains in 2003 that did not recur in 2004.

          Finance and Other Income Earned. Finance income is generated from premium financing incidental to the sale of PDIC's insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. Premium finance income increased during the first nine months of 2004 as compared to 2003 and is expected to continue to increase modestly through the remainder of 2004 as premium financing is provided in additional states.

          Losses and Loss Adjustment Expenses. The loss ratio for the first nine months of 2004 was 64.3% compared to 53.3% for the same period in 2003. This loss ratio increase resulted from greater claims frequency and severity as well as an increase in the estimate of prior year's losses. The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. During the first nine months of 2004, PDIC recorded losses and loss adjustment expenses of $8,112 of which $7,142 was for claims which were made and reported in the current year and $970 was for claims which were made and reported in years prior to 2004. During the first nine months of 2003, PDIC recorded losses and loss adjustment expenses of $5,771 of which the entire amount was for claims which were made and reported in that year. Overall profitability is in great part determined by the loss estimate for current year claims plus the favorable or adverse development of prior report year reserves.

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

          Operating and Administrative Expenses. Operating and administrative expenses for the first nine months of 2004 compared to the same period for 2003 decreased $119 or 3.1%. This decrease is the result of the effects of ceding commissions earned offset by increased costs associated with the increase in net premiums earned. Expenses increased at a lesser rate than earned premiums because of economies of scale.

          Interest Expense. Interest expense for the first half of 2004 increased $126 from the same period of 2003, primarily the result of the increased outstanding line of credit balance.

          Income Taxes. The effective federal income tax rate was 33.3% for 2004 and 35.6% for 2003, both of which approximate the expected rate.

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

Net cash flow from operations for the first nine months of 2004 was $5,988 compared to $10,676 for the first nine months of 2003, a decrease of $4,688. This decrease is the result of written premiums leveling-off and an increase in premiums ceded to reinsurers. This cash flow plus existing cash was invested in fixed maturities which resulted in negative cash flow from investing activities of $5,010 for the first nine months of 2004. Cash used for financing activities in the first half of 2004 was $1,524, the result of net repayments under the lines of credit. In the same period last year, the net borrowings increased $1,760.

At September 30, 2004, cash and cash equivalents totaled $6,460. This represents liquid assets necessary to meet operating, loss and reinsurance payments. It is expected that cash and cash equivalents will be maintained at approximately this level to meet cash flow needs for the balance of 2004.

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

Forward-Looking Statements:

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements, including, but not limited to, statements relating to our business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by our management, and estimates and projections about our industry. Words such as "believes," "estimates," "expects," "forecasts," "intends," "judgment," "objective," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on that evaluation, the Company's management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company's disclosure controls and procedures were designed and effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission is properly recorded, processed, summarized and reported in a timely manner as of the Evaluation Date, except as described below.

Subsequent to the Evaluation Date, the Company identified a reference error in a spreadsheet calculation used in the determination of ceded unearned premium that understated net premiums earned, and consequently, operating and administrative expenses and federal income taxes for the first and second quarters of 2004. The Company has revised the electronic worksheet to include new alerts to identify additional potential errors. In addition, the Company plans to review its existing internal control procedures to improve its ability to prevent, detect and correct similar errors in the future. The Company believes that the deficiencies in the disclosure controls and procedures that led to this error have been remediated.

Except as described in the preceding paragraph, during the last fiscal quarter there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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