Form 10KSB
period 2004-12-31
PROFESSIONALS DIRECT INC
filed 2005-03-30
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

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
Common Stock, No Par Value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

The issuer's revenues for the year ended December 31, 2004, were $17,979,000.

As of March 15, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,527,525. This amount is based on the sale price of $17 per share for the registrant's stock as of such date.

As of March 15, 2005, the registrant had outstanding 333,500 shares of common stock.

Transitional Small Business Disclosure Format (check one):       Yes            No  X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference in Part II (Items 5-8). Portions of the registrant's definitive Proxy Statement for its May 11, 2005, annual shareholders' meeting are incorporated by reference in Part III (Items 9-12 and 14).

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

          Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence the results of operations, financial condition and business of the Corporation and its subsidiaries:

•	future economic conditions and the legal and regulatory environment in the markets served by the Corporation's subsidiaries;

•	re-insurance market conditions, including changes in pricing and availability of re-insurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Corporation and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	the Corporation's ability to execute its business plan;

•	the effects of war and terrorism on investment and reinsurance markets;

•	changes in financial ratings issued by independent organizations, including A.M. Best, Standard & Poors and Moody's;

•	the Corporation's ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

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

          Business Development

          Professionals Direct, Inc. (the "Corporation") was organized in 1996 as a Michigan corporation. The Corporation is primarily a holding company for several subsidiaries, including Professionals Direct Insurance Company ("PDIC"), a Michigan domiciled stock property and casualty insurance company. The current organizational structure is as follows:

          Surplus Certificates. PDIC was incorporated on June 4, 1987. Starting in 1987, PDIC was capitalized by contributions from Michigan lawyers and law firms which were evidenced by a financial instrument called a "Surplus Certificate." The Surplus Certificates were issued under Section 5836 of the Michigan Insurance Code in denominations of $1,000, with simple interest accruing on the principal amount at a rate of 5.25% per year. A total of 4,619 Surplus Certificates were issued from 1987 through 1995. Redemption of Surplus Certificates is strictly limited and requires the prior approvals of the Michigan Office of Financial and Insurance Services ("OFIS"), formerly the Michigan Insurance Bureau, and PDIC's Board.

          As of December 31, 2004, 2,531 Surplus Certificates were outstanding. The outstanding Surplus Certificates are treated as senior subordinated debt of PDIC, which must be redeemed before any distributions can be made by PDIC to its sole shareholder, the Corporation, but are in all other respects subordinated to the claims of policyholders and subject to all other limitations provided for in the Surplus Certificates and under applicable law.

          Business of Issuer

          The Corporation is a holding company whose primary assets are the outstanding stock of its wholly-owned subsidiaries:

•

Professionals Direct Insurance Company - provides lawyers professional liability insurance to lawyers and law firms in various states, with 39% of current-year earned premium from the State of Michigan.

•

Professionals Direct Insurance Services, Inc. ("Services") - provides underwriting, policy issuance, claims administration, accounting and information systems services to insurance companies. Services also provides a wide-variety of insurance products directly to consumers, including lawyers professional liability on behalf of PDIC. In the market segment represented by firms of six or more lawyers, Services also sells the lawyers professional liability ("LPL") products of other carriers. In addition, Services sells most lines of property and casualty insurance and is also licensed to sell most types of life and health insurance.

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

          Marketing and Distribution. Services is the source of more than 70% of PDIC's business. The remainder is sourced through independent agents. As of December 31, 2004, in addition to Services, a number of independent agencies and associated individual agents have been appointed to distribute policies to lawyers and law firms throughout the United States. In 2004 PDIC wrote insurance policies in 28 states.

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

          A. M. Best and S&P Ratings. A. M. Best Company, which rates insurance companies based on factors of concern to policyholders, currently assigns to PDIC an "A-" (Excellent) rating (its fourth highest rating category out of 15 categories). A. M. Best assigns "A-" ratings to companies that, in its opinion, have demonstrated excellent financial strength, operating performance and market profile when compared to the standards established by A. M. Best. Companies rated "A-" have a strong ability to meet their ongoing obligations to policyholders.

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

          Competition. The property and casualty insurance business is highly competitive. PDIC has both Michigan-based competitors and out-of-state competitors for its product offerings. Some of these competitors are larger and have much greater financial, technical and operating resources than do the Corporation and its subsidiaries. The Corporation believes that competition is based primarily on the following factors:

•	price of insurance products,

•	quality of insurance products,

•	quality and speed of service and claims response,

•	financial strength,

•	A. M. Best rating and other ratings,

•	sales and marketing capability, and

•	technical expertise in a specialty area.

          The Corporation's top ten commercial competitors are as follows:

•	Gulf Insurance

•	Philadelphia Insurance Company

•	Westport Insurance Company

•	NCMIC

•	CNA

•	Zurich Insurance

•	Carolina Casualty Insurance Company

•	Hartford Insurance Company

•	Great American Insurance Company

•	St. Paul Companies

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

          In addition to state-imposed insurance laws and regulations, the OFIS applies the requirements adopted by the National Association of Insurance Commissioners (the "NAIC") that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The NAIC has also developed a set of financial ratios, referred to as the "Insurance Regulatory Information System," or "IRIS," for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. For 2004, one of PDIC's IRIS ratios generated an exceptional value. PDIC's investment yield ratio generated an exceptional value due to the relatively poor bond market conditions that have resulted in unusually low yields again in the current year.

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

          Employees. As of December 31, 2004, the Corporation and its subsidiaries had 33 full-time employees and 35 total employees.

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

          Reinsurance.  A procedure whereby an insurer remits or cedes a portion of the premium to a reinsurer as payment to the reinsurer for assuming a portion of the risk or liability under the policy. Reinsurance can be effected by "treaties" under which all risks of a defined category, amount and type for a primary insurer are covered, or on a "facultative" basis under which risks are covered on an individual, contract-by-contract basis.

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

          The Corporation maintains its principal executive offices at 161 Ottawa Avenue, N.W., Suite 607, Grand Rapids, Michigan, where approximately 8,900 square feet of space is leased from an unaffiliated landlord. The space is leased under a lease through June 30, 2006. The Corporation's premises are adequate for its present needs.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

          Not applicable.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

          The information under the heading "Market for Common Stock and Dividends" of the Corporation's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

          The information under the heading "Management's Discussion and Analysis" of the Corporation's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

Item 7.	Financial Statements.

          The financial statements, notes, and independent auditor's report of the Corporation's Annual Report to Shareholders for the year ended December 31, 2004, is here incorporated by reference.

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

Item 8B.	Other Information.

          Not Applicable.

Part III

Item 9.	Directors and Executive Officers of the Registrant.

          The information set forth under the headings "Professionals Direct's Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in the Corporation's definitive Proxy Statement for its May 11, 2005 annual meeting of shareholders is here incorporated by reference.

Item 10.	Executive Compensation.

          The information set forth under the heading "Executive Compensation" and the sub-heading "Compensation of Directors" in the Corporation's definitive Proxy Statement for its May 11, 2005 annual meeting of shareholders is here incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information set forth under the heading "Ownership of Professionals Direct Stock" in the Corporation's definitive Proxy Statement for its May 11, 2005 annual meeting of shareholders is here incorporated by reference.

Item 12.	Certain Relationships and Related Transactions.

          The information set forth under the heading "Certain Relationships and Related Transactions" in the Corporation's definitive Proxy Statement for its May 11, 2005 annual meeting of shareholders is here incorporated by reference.

Item 13.	Exhibits.

          The following documents are filed as exhibits to this report on Form 10-KSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
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
13

2005 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

14	Code of Ethics.

21	Subsidiaries.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Vice President of Finance, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32

Certification of Chief Executive Officer and Vice President of Finance, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. This exhibit, except those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

Item 14.	Principle Accountant Fees and Services.

          The information set forth under the heading "Independent Public Accountants" in the Corporation's definitive Proxy Statement for its May 11, 2005 annual meeting of shareholders is here incorporated by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONALS DIRECT, INC.

Date: March 30, 2005	/s/ Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)

Date: March 30, 2005	/s/ Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2005	/s/ Stephen M. Tuuk
Stephen M. Tuuk, Director

Date: March 30, 2005	/s/ Mary L. Ursul*
Mary L. Ursul, Director

Date: March 30, 2005	/s/ Stephen M. Westfield*
Stephen M. Westfield, Director

Date: March 30, 2005	/s/ Blake W. Krueger*
Blake W. Krueger, Director

Date: March 30, 2005	/s/ David W. Crooks*
David W. Crooks, Director

Date: March 30, 2005		/s/ Thomas J. Ryan*
Thomas J. Ryan, Director

Date: March 30, 2005		/s/ Tracy T. Larsen*
Tracy T. Larsen, Director

Date: March 30, 2005		/s/ Thomas F. Dickinson*
Thomas F. Dickinson, Director

Date: March 30, 2005		/s/ Joseph A. Fink*
Joseph A. Fink, Director

Date: March 30, 2005		/s/ Julius A. Otten*
Julius A. Otten, Director

Date: March 30, 2005	*By:	/s/ Stephen M. Tuuk
Stephen M. Tuuk Attorney-in-Fact

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Corporation's Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Corporation's Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
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
13

2005 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

14	Code of Ethics.
21	Subsidiaries.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President of Finance, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32

Certification of Chief Executive Officer and Vice President of Finance, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. This exhibit, except those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.