Form 10QSB
period 2005-03-31
PROFESSIONALS DIRECT INC
filed 2005-05-13
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No

There were 333,500 shares of Common Stock outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	March 31, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive
	Income (Loss) - Three Months Ended March 31, 2005 (Unaudited) and
	March 31, 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2005 (Unaudited) and
	March 31, 2004 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	7

	Item 3. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 6. Exhibits	13

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31,	2005
(000)
Assets

Fixed maturities held to maturity, at amortized cost	$803
Fixed maturities available for sale, at fair value	32,354
Other invested asset, at cost which approximates fair value	268

Total investments	33,425

Cash and cash equivalents	6,089
Receivables:
Amounts due from reinsurers	13,134
Other	1,696
Prepaid reinsurance premiums	4,066
Deferred acquisition costs	1,443
Net deferred federal income taxes	1,612
Other assets	1,785

29,825

Total Assets	$63,250

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$30,571
Unearned premiums	11,209
Amounts due to reinsurers	1,951
Lines of credit	2,200
Other liabilities	1,736
Accrued interest	1,553
Surplus certificates	2,531
Trust preferred securities	2,000

Total Liabilities	53,751

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	6,721
Accumulated other comprehensive loss	(428)

Total Shareholders' Equity	9,499

Total Liabilities and Shareholders' Equity	$63,250

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(000)	(000)
Revenues
Net premiums earned	$3,703	$4,547
Fees and commissions earned	39	129
Net investment income	239	198
Finance and other income earned	35	42

Total revenues	4,016	4,916

Expenses
Losses and loss adjustment expenses	3,937	2,287
Operating and administrative	854	1,547
Interest	110	118

Total expenses	4,901	3,952

Income (loss) before federal income taxes (benefit)	(885)	964

Federal Income Taxes (Benefit)	(307)	328

Net income (loss)	(578)	636

Other Comprehensive Income (Loss) (Net of tax
(benefit) of $(109) and $118, respectively)	(211)	230

Comprehensive income (loss)	$(789)	$866

Per share of common stock (not in thousands):
Basic and diluted net income (loss) per share	$(1.73)	$1.91
Basic and diluted comprehensive income (loss) per share	(2.37)	2.60

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(000)	(000)
Operating Activities
Net income (loss)	$(578)	$636
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income taxes	(65)	(166)
Depreciation and amortization	232	248
Changes in operating assets and liabilities:
Amounts due from reinsurers	(6,855)	(112)
Other receivables	157	(281)
Prepaid reinsurance premiums	97	(1,215)
Deferred acquisition costs	(28)	79
Other assets	(380)	(33)
Loss and loss adjustment expense reserves	9,523	1,027
Amounts due to reinsurers	(85)	1,896
Unearned premiums	471	(55)
Other liabilities	(37)	600
Accrued interest	33	40

Net cash from operating activities	2,485	2,664

Investing Activities
Cost of fixed maturities acquired	(1,708)	(3,909)
Proceeds from sales or maturities of fixed maturities	1,257	262
Cost of property and equipment acquired	(32)	(13)

Net cash for investing activities	(483)	(3,660)

Financing Activities
Net repayments under lines of credit	(307)	(130)

Net cash for financing activities	(307)	(130)

Net Increase (Decrease) in Cash and Cash Equivalents	1,695	(1,126)

Cash and Cash Equivalents, beginning of period	4,394	7,006

Cash and Cash Equivalents, end of period	$6,089	$5,880

Supplemental Disclosures of Cash Flow Information
Federal income tax payments - net	$-	$312
Interest payments	77	78

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

          The condensed consolidated financial statements and notes as of and for the three months ended March 31, 2005 and 2004 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          Certain amounts reported for the prior year have been reclassified to conform to the current year's presentation.

2.          Income (Loss) per Share

          Basic income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three months ended March 31, 2005 and 2004). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

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

Introduction

Net premiums earned and operating and administrative expenses incurred decreased because cessions to reinsurers and ceding commissions increased effective January 1, 2004. Loss and loss adjustment expenses increased because of changes in prior years' loss estimates. The following table and discussion compares the financial results for 2005 and 2004:

	Three Months Ended March 31,
	2005	2004	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$3,703	$4,547	$(844)	(18.6%	)
Fees and commissions earned	39	129	(90)	(69.8%	)
Net investment income	239	198	41	20.7%
Finance and other income earned	35	42	(7)	(16.7%	)
Total Revenues	4,016	4,916	(900)	(18.3%	)
Expenses:
Losses and loss adjustment expenses	3,937	2,287	1,650	72.1%
Operating and administrative	854	1,547	(693)	(44.8%	)
Interest	110	118	(8)	(6.8%	)
Total Expenses	4,901	3,952	949	24.0%
Income (loss) before federal income taxes (benefit)	(885)	964	(1,849)	(191.8%	)
Federal income taxes (benefit)	(307)	328	(635)	(193.6%	)
Net income (loss)	$(578)	$636	$(1,214)	(190.9%	)
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$39,514	$39,100	$414	1.1%
Total assets	63,250	50,604	12,646	25.0%
Total liabilities	53,751	39,876	13,875	34.8%
Total shareholders' equity	9,499	10,728	(1,229)	(11.5%	)
Per Share Data:
Net income (loss)	$(1.73)	$1.91	$(3.64)	(190.6%	)
Shareholders' equity	$28.48	$32.17	$(3.69)	(11.5%	)

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the first quarter of 2005.

          Net premiums earned. Net premiums earned are equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers). The decrease in net premiums earned resulted primarily from higher ceded premium earned.

The following is a summary of premiums written by PDIC:

	Three Months Ended March 31,
	2005	2004	Change	Percent Change
	(in thousands of dollars)

Direct premiums written	$6,450	$5,984	$466	7.8%
Net premiums written	4,270	3,277	993	30.3%

Direct premiums written increased 7.8% over the same period a year ago. PDIC's new business premium writings in the first quarter of 2005 increased $340 compared to the same period for 2004, accounting for 73% of the increase. The remainder of the increase is attributable to an overall increase in premium rates. Net premiums written are greater than a year ago as a result of a decrease in the amount of premium ceded under the 2005 reinsurance treaty and from the elimination of an additional ceded premium liability related to an older treaty.

          Fees and Commissions Earned. Fees and commissions originate from two primary sources. The first, membership fees, are earned by Lawyers Direct Risk Purchasing Group, an affiliate organized and managed by Services, as part of the Lawyers Direct® program for one to five person law firms. The second, commissions, are earned by Services from placing insurance with unrelated third parties. In the first quarter of 2005, fees and commissions earned were reduced by the reversal of contingent ceding commissions which resulted from the first quarter loss development. Absent this reversal, fee and commission income would have increased $23.

          Net Investment Income. Net investment income is comprised of interest on fixed maturity investments and realized investment gains and losses. The investment income increase of $41 or 20.7% in the first quarter of 2005 as compared to 2004 is largely attributable to an improvement in average yield.

          Finance and Other Income Earned. Finance income is generated from premium financing incidental to the sale of PDIC's insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. A decrease in the outstanding balance of finance contracts caused premium finance income to decrease slightly in the first quarter of 2005 as compared to 2004.

          Losses and Loss Adjustment Expenses. The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The loss ratio for the first quarter of 2005 was 106.3% compared to 50.3% for the same period in 2004. This increase resulted primarily from increases in the estimate of prior years' losses.

Overall profitability is materially influenced by the loss estimate of current year claims, plus the favorable or adverse development of prior years' reserves. During the first quarter of 2005, PDIC recorded losses and loss adjustment expenses of $3,937 of which $2,443 was for claims which were made and reported in the current year and $1,494 was for claims which were made and reported in years prior to 2005. During the first quarter of 2004, PDIC recorded losses and loss adjustment expenses of $2,287 of which $1,887 was for claims which were made and reported in 2004 and $400 was for claims which were made and reported in years prior to 2004. The increase in prior years' losses resulted from adjusting those years' loss ratios to reflect recent experience.

During the first quarter of 2005, loss severity significantly increased both direct and ceded loss reserves. These increases were the primary cause for the significant increases in total assets and total liabilities.

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

          Operating and Administrative Expenses. Operating and administrative expenses for the first quarter of 2005 compared to the same period for 2004 decreased $693 or 44.8%. This decrease primarily resulted from ceding commissions earned which were $462 and $144 in 2005 and 2004, respectively. In addition, acquisition costs declined as a result of greater efficiencies.

          Interest Expense. Interest expense for the first quarter of 2005 decreased $8 from the same period of 2004, resulting from decreased line of credit debt offset by higher rates.

          Income Taxes. The effective federal income tax rate was 34.7% for 2005 and 34.0% for 2004, both of which approximate the expected rate.

Financial Condition, Liquidity, and Capital Resources (000 omitted):

The primary sources of liquidity, on both a short-term and long-term basis, are: funds provided by insurance premiums collected, net investment income, recoveries from reinsurance, and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short-term and long-term basis, are: losses, loss adjustment expenses, operating expenses, reinsurance premiums, taxes, debt repayment and acquisition of investments.

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

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, generally increases. At the same time, the overall yield on new investments tends to decrease. When interest rates increase, the opposite effects are realized. While interest rates continue to be at historically low levels, they are starting to increase. We believe that it is unlikely material gains will be realized on portfolio assets or be a source of liquidity during 2005.

Net cash flow from operations for the first quarter of 2005 was $2,485 compared to $2,664 for the first quarter of 2004, a decrease of $179. As written and ceded premiums have stabilized, so has cash flow from operations. Cash flow for both quarters was invested in fixed maturities and net repayments of lines of credit.

At March 31, 2005, cash and cash equivalents totaled $6,089. This represents liquid assets available to meet operating, loss and reinsurance payments. It is expected that cash and cash equivalents will be maintained at approximately this level for the balance of 2005.

To provide additional liquidity, we have three lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank's prime rate. The second line is for $1,000, which can be used for potential acquisitions, and bears interest at 1% over the bank's prime rate. The third line is a $3,000 facility that requires quarterly principal payments of $150 which began April 1, 2004 and will conclude October 1, 2006. As a result of the declining balance feature, the maximum credit available under this facility at March 31, 2005 was $2,400, of which $2,200 was outstanding as of March 31, 2005. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The bank has a security interest in substantially all assets of the Company, Services and Finance. In addition, the shares of PDIC are pledged, subject to the rights of policyholders under insurance laws and the rights of insurance regulators.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on that evaluation, the Company's management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company's disclosure controls and procedures were designed and effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission is properly recorded, processed, summarized and reported in a timely manner as of the Evaluation Date. During the last fiscal quarter there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PROFESSIONALS DIRECT, INC.

Date: May 13, 2005	/s/ Stephen M. Tuuk
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