Form 10QSB
period 2005-06-30
PROFESSIONALS DIRECT INC
filed 2005-08-15
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

There were 333,500 shares of Common Stock outstanding as of July 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	June 30, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive
	Income (Loss) - Three and Six Months Ended June 30, 2005 (Unaudited) and
	June 30, 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2005 (Unaudited) and
	June 30, 2004 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3. Controls and Procedures	12

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	13

	Item 6. Exhibits	15

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,	2005
(000)
Assets

Fixed maturities held to maturity, at amortized cost	$2,419
Fixed maturities available for sale, at fair value	31,002
Other invested asset, at cost which approximates fair value	268

Total investments	33,690

Cash and cash equivalents	5,897
Receivables:
Amounts due from reinsurers	17,643
Other	1,632
Prepaid reinsurance premiums	4,318
Deferred acquisition costs	1,499
Net deferred federal income taxes	1,440
Other assets	2,033

34,462

Total Assets	$68,152

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$32,849
Unearned premiums	11,941
Amounts due to reinsurers	2,310
Other liabilities	2,365
Accrued interest	1,584
Surplus certificates	2,531
Trust preferred securities	5,000

Total Liabilities	58,580

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	6,607
Accumulated other comprehensive loss	(241)

Total Shareholders' Equity	9,572

Total Liabilities and Shareholders' Equity	$68,152

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$3,853	$4,007	$7,556	$7,847
Fees and commissions earned	125	127	164	256
Net investment income	273	218	512	416
Finance and other income earned	35	37	70	79

Total revenues	4,286	4,389	8,302	8,598

Expenses
Losses and loss adjustment expenses	3,339	2,864	7,276	5,151
Operating and administrative	1,026	1,112	1,880	2,526
Interest	109	115	219	233

Total expenses	4,474	4,091	9,375	7,910

Income (loss) before federal income taxes (benefit)	(188)	298	(1,073)	688

Federal Income Taxes (Benefit)	(74)	98	(381)	232

Net income (loss)	(114)	200	(692)	456

Other Comprehensive Income (Loss) (Net of tax (benefit) of $96, $(233), $(12) and $(114), respectively)	187	(452)	(24)	(222)

Comprehensive income (loss)	$73	$(252)	$(716)	$234

Per share of common stock (not in thousands):
Basic and diluted net income (loss) per share	$(.34)	$.60	$(2.07)	$1.37
Basic and diluted comprehensive income (loss) per share	..22	(.76)	(2.15)	..70

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(000)	(000)
Operating Activities
Net income (loss)	$(692)	$456
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred federal income taxes	11	(131)
Realized gains	-	(1)
Depreciation and amortization	439	514
Changes in operating assets and liabilities:
Amounts due from reinsurers	(11,364)	(1,846)
Other receivables	221	(215)
Prepaid reinsurance premiums	(155)	(1,194)
Deferred acquisition costs	(84)	2
Other assets	(494)	(24)
Loss and loss adjustment expense reserves	11,801	3,770
Amounts due to reinsurers	274	1,974
Unearned premiums	1,204	734
Other liabilities	(60)	(362)
Accrued interest	64	71

Net cash from operating activities	1,165	3,748

Investing Activities
Cost of fixed maturities acquired	(3,934)	(7,040)
Proceeds from sales or maturities of fixed maturities	4,003	2,893
Cost of property and equipment acquired	(105)	(18)

Net cash for investing activities	(36)	(4,165)

Financing Activities
Net repayments under lines of credit	(2,507)	(417)
Payment of debt issue costs	(119)	-
Proceeds from issuance of trust preferred securities	3,000	-

Net cash from (for) financing activities	374	(417)

Net Increase (Decrease) in Cash and Cash Equivalents	1,503	(834)

Cash and Cash Equivalents, beginning of period	4,394	7,006

Cash and Cash Equivalents, end of period	$5,897	$6,172

Supplemental Disclosures of Cash Flow Information
Federal income tax payments - net	$-	$927
Interest payments	154	162

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation

          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Professionals Direct Insurance Company (PDIC), a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., an inactive Michigan professional employer organization; Professionals Direct Finance, Inc. (Finance), a premium finance company; Professionals Direct Insurance Services, Inc. (Services), a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance), plus Lawyers Direct Risk Purchasing Group, which the company controls.

          The condensed consolidated financial statements and notes as of and for the three and six-month periods ended June 30, 2005 and 2004 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.          Income per Share

          Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three and six months ended June 30, 2005 and 2004). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

3.          Trust Preferred Securities

          On June 30, 2005, the Company issued a junior subordinated debenture (the "Debenture") having a principal amount of $3,093,000 to Professionals Direct Statutory Trust II (the "Trust"). Cumulative interest on the Debenture accrues from June 30, 2005, and is payable quarterly in arrears. The rate is fixed at 7.785% until September 15, 2010, thereafter it is variable at a rate of three-month LIBOR (London Interbank Offering Rate) plus 3.625%. The Debenture is subordinate and junior to all senior indebtedness (as defined in the indenture) of the Company with the exception of other Trust Preferred Securities. The Debenture matures on September 15, 2035, but may be redeemed in whole or in part beginning September 15, 2010.

          On June 30, 2005, the Trust sold capital securities ("Capital Securities") for $3 million to investors and issued common securities ("Common Securities") for $93,000 to the Company. All of the proceeds from the sale of Capital Securities and Common Securities were invested in the Debenture. Capital Securities and Common Securities represent undivided beneficial interests in the Debenture, which is the sole asset of the Trust. Holders of Capital Securities and Common Securities are entitled to receive distributions from the Trust on terms which correspond to those of the Debenture. Distributions by the Trust and payments on liquidation of the Trust or redemption of Capital Securities are guaranteed by the Company to the extent the Trust has funds available (the "Guarantee"). The Company's obligations under the Guarantee, taken together with its obligations under the Debenture and the indenture, constitute a full and unconditional guarantee of all of the Trust's obligations under the Capital Securities issued by the Trust.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Net premiums earned and operating and administrative expenses incurred decreased because cessions to reinsurers and related ceding commissions increased effective January 1, 2004. Loss and loss adjustment expenses increased because of adjustments to prior years' loss estimates. The following table and discussion compares the financial results for 2005 and 2004:

	Six Months Ended June 30,
	2005	2004	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$7,556	$7,847	$(291)	(3.7%	)
Fees and commissions earned	164	256	(92)	(35.9%	)
Net investment income	512	416	96	23.1%
Finance and other income earned	70	79	(9)	(11.4%	)
Total Revenues	8,302	8,598	(296)	(3.4%	)
Expenses:
Losses and loss adjustment expenses	7,276	5,151	2,125	41.3%
Operating and administrative	1,880	2,526	(646)	(25.6%	)
Interest	219	233	(14)	(6.0%	)
Total Expenses	9,375	7,910	1,465	18.5%
Income (loss) before federal income taxes (benefit)	(1,073)	688	(1,761)	(256.0%	)
Federal income taxes (benefit)	(381)	232	(613)	(264.2%	)
Net income (loss)	$(692)	$456	$(1,148)	(251.8%	)
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$39,587	$39,010	$577	1.5%
Total assets	68,114	52,361	15,753	30.1%
Total liabilities	58,542	42,265	16,277	38.5%
Total shareholders' equity	9,572	10,096	(524)	(5.2%	)
Per Share Data:
Net income (loss)	$(2.07)	$1.37	$(3.44)	(251.1%	)
Shareholders' equity	$28.70	$30.27	$(1.57)	(5.2%	)

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the first six months and second quarter of 2005.

Net premiums earned. Net premiums earned are equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers). The decrease in net premiums earned resulted primarily from higher ceded premium earned.

The following is a summary of premiums written by PDIC:

	Six Months Ended June 30,
	2005	2004	Change	Percent Change
	(in thousands of dollars)

Direct premiums written	$13,397	12,642	$755	6.0%
Net premiums written	8,605	7,387	1,218	16.5%

Direct premiums written increased 6.0% over the same period a year ago. New business premiums written, which were $838 higher in 2005 than 2004, accounted for this increase. Net premiums written are greater than a year ago because of a decrease in premium ceded under the 2005 reinsurance treaty and the elimination of a ceded premium liability related to a prior treaty.

          Fees and Commissions Earned. Fees and commissions originate from primarily two sources. The first, membership fees, are earned by Lawyers Direct Risk Purchasing Group, an affiliate organized and managed by Services, as part of the Lawyers Direct® program for one to five person law firms. The second, commissions, are earned by Services from placing insurance with unrelated third parties. In the first quarter of 2005, fees and commissions earned were reduced by the reversal of contingent commissions, such reversal resulting from adverse loss development. No such reversal occurred in the second quarter of 2005.

          Net Investment Income. Net investment income is comprised of interest on fixed maturity investments and realized investment gains and losses. The investment income increase of $96 or 23.1% in the first half of 2005 as compared to 2004 is largely attributable to an improvement in average yield resulting from slightly greater duration and increasing interest rates.

          Finance and Other Income Earned. Finance income is generated from premium financing incidental to the sale of PDIC's insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. A decrease in the average outstanding balance of finance contracts caused premium finance income to decrease slightly in the first half of 2005 as compared to 2004.

          Losses and Loss Adjustment Expenses. The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The loss ratio for the first half of 2005 was 96.3% compared to 65.6% for the first half of 2004. This increase resulted primarily from increases in the estimate of prior years' losses.

Overall profitability is materially influenced by the loss estimate for current year claims, plus the favorable or adverse development of prior year reserves. During the first half of 2005, PDIC recorded losses and loss adjustment expenses of $7,276 of which $5,320 was for claims which were made and reported in the current year and $1,956 was for claims which were made and reported in years prior to 2005. During the first half of 2004, PDIC recorded losses and loss adjustment expenses of $5,151 of which $4,927 was for claims which were made and reported in that year and $224 was for claims which were made and reported in years prior to 2004. The increase in prior year reserves resulted from adjusting those years' loss ratios to reflect recent experience.

The losses recorded in 2005 significantly increased direct and ceded loss reserves, which in turn increased total assets and total liabilities as compared to 2004.

PDIC is required to maintain reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported, arising from policies that have been issued. PDIC provides for the ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what PDIC expects to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claim severity, and other variable factors such as inflation and changing judicial theories of liability. As part of the process of establishing those estimates, the following should be noted:

(a)          Various methodologies are employed to estimate loss reserve liabilities.

(b)          Estimates are reviewed by independent actuaries twice a year.

(c)          In the years after a claim is reported, there can be significant uncertainty over what the ultimate loss will be. Therefore, estimating the loss reserve liability for claims recently reported tends to be difficult. As claims age, loss reserve liabilities may be estimated with less inaccuracy, but are still subject to material fluctuations until the claims are paid or otherwise closed. Eventually, all claims in a particular year are closed and no additional development, favorable or adverse, will be experienced because the amount of the claims is certain.

(d)          A factor that impacts incurred losses is reserve development from prior years. Favorable or adverse development occurs when subsequent estimates of the loss reserve liability change. A subsequent decrease in estimate results in favorable development; a subsequent increase in estimate results in adverse development. Favorable or adverse development is reflected as a decrease or increase in the current year's loss and loss adjustment expenses.

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

Each quarter, PDIC computes its estimated liability using appropriate principles and procedures. Because the establishment of loss reserves is an inherently uncertain process, there can be no assurance that losses will not exceed reserves. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, PDIC annually receives a statement of opinion from its appointed actuary concerning the reasonableness of its reserves.

          Operating and Administrative Expenses. Operating and administrative expenses for the first half of 2005 compared to the first half of 2004 decreased $646 or 25.6%. This decrease resulted from ceding commissions earned which were $868 and $521 in 2005 and 2004, respectively, and a decline in acquisition costs resulting from operating efficiencies.

          Interest Expense. Interest expense for the first half of 2005 decreased $14 from the same period of 2004, the result of decreasing line of credit debt offset by higher interest rates.

          Income Taxes. The effective federal income tax rate of 35.5% for 2005 and 33.7% for 2004 approximate the expected rate.

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

Trends or uncertainties that may have an impact on short-term or long-term liquidity include changes in the cost and availability of reinsurance, changes in interest rates and changes in investment income. As the costs of obtaining reinsurance may change in the future, we intend to adjust the rates we charge our customers. However, such rate changes may be limited by competition or regulation. We believe that we will be able to manage reinsurance costs so the impact on overall liquidity is minimized.

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, generally increases. At the same time, the overall yield on new investments tends to decrease. When interest rates increase, the opposite effects are realized. While interest rates continue to be low, they are starting to increase. We believe that it is unlikely material gains will be realized on portfolio assets or be a source of liquidity during 2005.

Net cash flow from operations for the first six months of 2005 was $1,165 compared to $3,748 for the first half of 2004, a decrease of $2,583. This decrease is the result of written premiums leveling-off and an increase in premiums ceded to reinsurers.

At June 30, 2005, cash and cash equivalents totaled $5,897. This represents liquid assets available to meet operating, loss and reinsurance payments. It is expected that cash and cash equivalents will be maintained at approximately this level.

To provide additional liquidity, we have three unused lines of credit available from a bank at June 30, 2005. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank's prime rate. The second line for $1,000 can be used for general corporate purposes and bears interest at 1% over the bank's prime rate. The third line for $3,000 requires quarterly principal payments of $150 beginning April 1, 2004 and matures October 1, 2006 resulting in a maximum available credit of $2,250 at June 30, 2005. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The bank has a security interest in substantially all assets of the Company, Services and Finance. In addition, the shares of PDIC are pledged, subject to the rights of policyholders under insurance laws and the rights of insurance regulators.

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

Critical Accounting Estimates and Judgments

The consolidated financial statements include certain amounts, based upon informed estimates and judgments made by management, for transactions not yet complete or for which the ultimate resolution is not certain. Such estimates and judgments affect the reported amounts in the financial statements. Although management believes that they are making appropriate decisions based upon information then available, it is possible that as conditions and experience develop, these estimates may change and may be materially different from originally reported in the financial statements. Our reserves for unpaid loss and loss adjustment expenses represent the most critical estimate present within the financial statements.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on that evaluation, the Company's management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company's disclosure controls and procedures were designed and effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission is properly recorded, processed, summarized and reported in a timely manner as of the Evaluation Date. During the last fiscal quarter, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 11, 2005, the Company held its 2005 Annual Meeting of Shareholders. The purpose of the meeting was to elect three directors for terms expiring in 2008, to approve the Outside Directors' Deferred Compensation Plan, and to approve the Employee and Director Stock Purchase Plan.

Election of Directors

Three candidates nominated by the Governance Committee of the Board of Directors were elected by the shareholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Term Expires	Shares Voted

Stephen M. Tuuk	2008	For	169,172
		Withheld	1,400
		Broker Non-Votes	-

Thomas J. Ryan	2008	For	169,172
		Withheld	1,400
		Broker Non-Votes	-

Joseph A. Fink	2008	For	169,172
		Withheld	1,400
		Broker Non-Votes	-

The following directors continued as directors of the Company after the meeting:

Continuing Directors with Terms Expiring in 2007:

Tracy T. Larsen
Mary L. Ursul
Julius A. Otten

Continuing Directors with Terms Expiring in 2006:

David W. Crooks
Stephen M. Westfield
Thomas F. Dickinson
Blake W. Krueger

Approval of the Outside Directors' Deferred Compensation Plan

The Outside Directors' Deferred Compensation Plan was approved by the shareholders at the meeting. The Outside Directors' Deferred Compensation Plan allows non-employee directors to defer their directors' fees for retirement benefits, the value of which is directly tied to the value of Professionals Direct common stock. The following sets forth the results of the voting:

Shares Voted

For	164,567
Against	6,005
Abstain	-

Approval of the Employee and Director Stock Purchase Plan

The Employee and Director Stock Purchase Plan was approved by the shareholders at the meeting. The Employee and Director Stock Purchase Plan permits employees and directors of Professionals Direct to purchase shares of Professionals Direct common stock at a price less than the market price. All employees and directors of Professionals Direct or its subsidiaries are eligible to participate in the Employee and Director Stock Purchase Plan, except temporary employees. The following sets forth the results of the voting:

Shares Voted

For	161,467
Against	9,105
Abstain	-

Item 6.  Exhibits

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

4.1	Certificate Evidencing Common Securities

4.2	Junior Subordinated Debt Security

4.3	Indenture

4.4	Amended and Restated Declaration of Trust

4.5	Guarantee Agreement

10.1	Outside Directors' Deferred Compensation Plan

10.2	Employee and Director Stock Purchase Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2005	PROFESSIONALS DIRECT, INC. /s/ Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
/s/ Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

4.1	Certificate Evidencing Common Securities

4.2	Junior Subordinated Debt Security

4.3	Indenture

4.4	Amended and Restated Declaration of Trust

4.5	Guarantee Agreement

10.1	Outside Directors' Deferred Compensation Plan

10.2	Employee and Director Stock Purchase Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.