Form 10QSB
period 2005-09-30
PROFESSIONALS DIRECT INC
filed 2005-11-14
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes           No    X    .

There were 333,500 shares of Common Stock outstanding as of October 31, 2005.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet -
	September 30, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive
	Income (Loss) - Three and Nine Months Ended September 30, 2005 (Unaudited)
	and September 30, 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2005 (Unaudited) and
	September 30, 2004 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3. Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 6. Exhibits	14

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,	2005
(000)
Assets

Fixed maturities held to maturity, at amortized cost	$3,015
Fixed maturities available for sale, at fair value	29,605
Other invested asset, at cost which approximates fair value	268

Total investments	32,888

Cash and cash equivalents	11,175
Receivables:
Amounts due from reinsurers	15,975
Other	2,139
Prepaid reinsurance premiums	4,635
Deferred acquisition costs	1,520
Net deferred federal income taxes	1,578
Other assets	1,173

38,195

Total Assets	$71,083

Liabilities and Shareholders' Equity

Liabilities
Loss and loss adjustment expense reserves	$33,902
Unearned premiums	12,718
Amounts due to reinsurers	2,360
Other liabilities	3,011
Accrued interest	1,618
Surplus certificates	2,531
Trust preferred securities	5,000

Total Liabilities	61,140

Shareholders' Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	7,119
Accumulated other comprehensive loss	(382)

Total Shareholders' Equity	9,943

Total Liabilities and Shareholders' Equity	$71,083

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$3,887	$3,531	$11,443	$12,616
Fees and commissions earned	222	216	386	472
Net investment income	289	228	801	644
Finance and other income earned	39	34	109	113

Total revenues	4,437	4,009	12,739	13,845

Expenses
Losses and loss adjustment expenses	2,590	2,961	9,866	8,112
Operating and administrative	951	976	2,831	3,724
Interest	141	105	360	338

Total expenses	3,682	4,042	13,057	12,174

Income (loss) before federal income taxes (benefit)	755	(33)	(318)	1,671

Federal income taxes (benefit)	243	(21)	(138)	557

Net income (loss)	512	(12)	(180)	1,114

Other comprehensive income (loss) (net of tax (benefit) of $(73), $104, $(85) and $(11), respectively)	(141)	201	(165)	(21)

Comprehensive income (loss)	$371	$189	$(345)	$1,093

Per share of common stock (not in thousands):
Basic and diluted net income (loss) per share	$1.54	$(0.04)	$(.54)	$3.34
Basic and diluted comprehensive income (loss) per share	1.11	0.57	(1.03)	3.28

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(000)	(000)
Operating Activities
Net income (loss)	$(180)	$1,114
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred federal income taxes	(54)	(244)
Realized gains	-	(5)
Depreciation and amortization	631	774
Changes in operating assets and liabilities:
Amounts due from reinsurers	(9,697)	(1,859)
Other receivables	(286)	(334)
Prepaid reinsurance premiums	(472)	(3,251)
Deferred acquisition costs	(104)	(38)
Other assets	368	(12)
Loss and loss adjustment expense reserves	12,854	5,083
Amounts due to reinsurers	324	2,488
Unearned premiums	1,980	1,892
Other liabilities	317	278
Accrued interest	98	102

Net cash from operating activities	5,779	5,988

Investing Activities
Cost of fixed maturities acquired	(4,750)	(10,866)
Proceeds from sales or maturities of fixed maturities	5,274	5,879
Cost of property and equipment acquired	(166)	(23)

Net cash from (for) investing activities	358	(5,010)

Financing Activities
Net repayments under lines of credit	(2,237)	(1,524)
Payment of debt issue costs	(119)	-
Proceeds from issuance of trust preferred securities	3,000	-

Net cash from (for) financing activities	644	(1,524)

Net Increase (Decrease) in Cash and Cash Equivalents	6,781	(546)

Cash and Cash Equivalents, beginning of period	4,394	7,006

Cash and Cash Equivalents, end of period	$11,175	$6,460

Supplemental Disclosures of Cash Flow Information
Federal income tax payments (recoveries) - net	$(537)	$927
Interest payments	262	236

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

          The condensed consolidated financial statements and notes as of and for the three and nine month periods ended September 30, 2005 and 2004 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.          Income per Share

          Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three and nine months ended September 30, 2005 and 2004). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

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

Introduction

Net premiums earned and operating and administrative expenses incurred decreased because cessions to reinsurers and related ceding commissions increased effective January 1, 2004. Loss and loss adjustment expenses increased because of adjustments to prior years' loss estimates. The following table and discussion compares the financial results for 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$11,443	$12,616	$(1,173)	(9.3%	)
Fees and commissions earned	386	472	(86)	(18.2%	)
Net investment income	801	644	157	24.4%
Finance and other income earned	109	113	(4)	(3.5%	)
Total Revenues	12,739	13,845	(1,106)	(8.0%	)
Expenses:
Losses and loss adjustment expenses	9,866	8,112	1,754	21.6%
Operating and administrative	2,831	3,724	(893)	(24.0%	)
Interest	360	338	22	6.5%
Total Expenses	13,057	12,174	883	7.3%
Income (loss) before federal income taxes (benefit)	(318)	1,671	(1,989)	(119.0%	)
Federal income taxes (benefit)	(138)	557	(695)	(124.8%	)
Net income (loss)	$(180)	$1,114	$(1,294)	(116.2%	)
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$44,063	$40,249	$3,814	9.5%
Total assets	71,083	55,772	15,311	27.5%
Total liabilities	61,140	44,816	16,324	36.4%
Total shareholders' equity	9,943	10,956	(1,013)	(9.3%	)
Per Share Data:
Net income (loss)	$(.54)	$3.34	$(3.88)	(116.2%	)
Shareholders' equity	$29.81	$32.85	$(3.04)	(9.3%	)

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the first nine months and third quarter of 2005.

          Net Premiums Earned. Net premiums earned is equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers) and is our primary source of revenue. The decrease in net premiums earned resulted primarily from a lower retention level in 2005 and 2004 than in 2003. Beginning in 2004, PDIC decreased its per claim retention by purchasing more reinsurance from third party reinsurers. This reduces PDIC's net premiums written and will reduce net premiums earned as the policies are earned out. Decisions on the appropriate level of reinsurance are impacted by a variety of factors from pricing, to level of surplus, to availability and credit quality of the reinsurers.

          The effects of this change in retention can be seen in the significant increase in beginning ceded unearned premium in the table below with its resulting impact on 2005 net premiums earned when compared to 2004:

	Nine Months Ended September 30,
	2005	2004	Change	Percent Change
	(in thousands of dollars)

Beginning gross unearned premium	$10,738	$10,468	$270	2.6%
Beginning ceded unearned premium	(4,163)	(1,775)	(2,388)	(134.5%	)
Beginning net unearned premium	6,575	8,693	(2,118)	(24.4%	)

Direct premiums written	20,413	19,607	806	4.1%
Ceded premiums written	(7,462)	(8,350)	888	10.6%
Net premiums written	12,951	11,257	1,694	15.0%

Ending gross unearned premium	12,718	12,360	358	2.9%
Ending ceded unearned premium	(4,635)	(5,026)	391	7.8%
Ending net unearned premium	8,083	7,334	749	10.2%
Net premiums earned	$11,443	$12,616	$(1,173)	(9.3%	)

During the third quarter, growth of direct premiums written slowed from that experienced in the first six months of 2005. For the nine months, direct premiums written are up 4.1% compared to the same period a year ago. Of the $806 increase in direct premiums written, new business accounted for $567, the remainder from an increase in average premium per policy of 2.5%. Net premiums written are greater than a year ago because of a decrease in the rate of premium ceded under the 2005 reinsurance treaty and the elimination of a ceded premium liability related to a prior treaty.

          Fees and Commissions Earned. Fees and commissions originate from primarily two sources. The first, membership fees, are earned by Lawyers Direct Risk Purchasing Group, an affiliate organized and managed by Services, as part of the Lawyers Direct® program for one to five person law firms. The second, commissions, are earned by Services from placing insurance with unrelated third parties. In the first quarter of 2005, fees and commissions earned were reduced by the reversal of contingent commissions, such reversal resulting from adverse loss development and are largely responsible for the reduction in fees and commissions earned for the year.

          Net Investment Income. Net investment income is comprised of interest on fixed maturity investments and realized investment gains and losses. The investment income increase of $157 or 24.4% in the first nine months of 2005 as compared to 2004 is attributable to an improvement in average yield resulting from an increase in invested assets, increasing interest rates, and slightly greater duration.

          Finance and Other Income Earned. Finance income is generated from premium financing incidental to the sale of PDIC's insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. A decrease in the average outstanding balance of finance contracts caused premium finance income to decrease slightly in the first nine months of 2005 as compared to 2004.

          Losses and Loss Adjustment Expenses. The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The loss ratio for the first nine months of 2005 was 86.2% compared to 64.3% for the same period in 2004. This increase resulted primarily from increases in the estimate of prior years' losses.

Overall profitability is materially influenced by the loss estimate for current year claims, plus the favorable or adverse development related to estimates for prior years' claims. During the first nine months of 2005, PDIC recorded losses and loss adjustment expenses of $9,866 of which $7,910 was for claims which were made and reported in the current year and $1,956 was for claims which were made and reported in years prior to 2005. During the first nine months of 2004, PDIC recorded losses and loss adjustment expenses of $8,112 of which $7,142 was for claims which were made and reported in that year and $970 was for claims which were made and reported in years prior to 2004. In the third quarter of 2004, the estimate of prior years' claims was increased by $746 resulting in a loss ratio for the quarter of 83.9%. There was no similar adjustment in the third quarter of 2005. Adjustments to prior year claims estimates reflect current experience.

The losses recorded in 2005 significantly increased direct and ceded loss reserves, which in turn increased total assets and total liabilities as compared to 2004.

PDIC maintains reserves for payment of losses and loss adjustment expenses for reported claims and for claims incurred but not reported arising from policies that have been issued. PDIC provides for the estimated ultimate cost of those claims without regard to how long it takes to settle them or the time value of money. The determination of reserves involves actuarial and statistical projections of what PDIC expects to be the cost of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claim severity, and other variable factors such as inflation and changing judicial theories of liability.

Management estimates of the loss reserve liability are reviewed by independent actuaries twice each year. Several variables and methodologies are used to calculate the appropriate amount of the loss reserve liability that should be recorded. Key variables utilized to develop the loss reserve estimate include:

•	Loss reporting patterns
•	Payment patterns
•	Loss severity trend rates
•	Application of Michigan loss patterns and loss to premium relationships to Non-Michigan business
•	Case reserve setting patterns

The key actuarial methodologies used include:

•	Incurred development method

•	Paid development method
•	Case development method
•	Incurred Bornhuetter-Ferguson method
•	Paid Bornhuetter-Ferguson method
•	Frequency/severity method

Small changes to any of the assumptions can significantly alter the outcome of the actuarial analysis. Because of the number of factors considered, it is neither practical nor meaningful to isolate a particular assumption or parameter of the process and calculate the impact of changing that single item.

An in-depth review of loss reserves is undertaken on a semi-annual basis. However, management continually reviews and updates the data underlying the estimation of its loss reserves and makes adjustments when the emerging data supports a change. Any adjustments necessary are reflected in current operations. As a result of the variety of variables and methodologies that are considered, there is a significant risk that actual incurred losses will develop differently from these estimates.

When a claim is initially reported, there is a significant amount of uncertainty over what the ultimate loss will be. Therefore, the estimate of future loss costs for claims recently reported tends to be less accurate. As claims get older, the estimate of future loss costs may become more accurate, but are still subject to material fluctuations until the claims are paid or otherwise closed. Eventually, all claims in a particular year are paid or closed and no additional development, favorable or adverse, will be experienced because the amount of the loss is certain.

Another factor that impacts incurred losses is development related to claims reported in prior years. Favorable or adverse development occurs when subsequent estimates of the loss change. A subsequent decrease in estimate results in favorable development; a subsequent increase in estimate results in adverse development. Favorable or adverse development is reflected as a decrease or increase in the current year losses and loss adjustment expenses.

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Claims may not be brought until several years after the acts or omissions that gave rise to the claim occurred. Ultimate loss costs, even for similar events, vary significantly depending upon many factors. Professional liability claims are typically resolved over an extended period of time, often three years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment. Such estimates require periodic revision. PDIC's current reserve policy recognizes this uncertainty by maintaining case supplement reserves to provide for the possibility that actual results may be less favorable compared to the estimated costs provided for in the normal case reserve estimation process. The case supplement reserve is determined by estimating the ultimate liability for all claims which have been made and reported and then subtracting the case reserves. Case supplement reserves as a percentage of total reserves at September 30, 2005 were 28.5%. PDIC does not discount its reserves to recognize the time value of money.

When a claim is reported to PDIC, claims personnel establish a case reserve for the estimated amount of the ultimate payment based upon information then available. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the apparent severity of damage, and the policy provisions relating to the type of loss. The claims staff periodically adjusts the loss estimate as more information becomes available.

Each quarter, PDIC computes its estimated total liability using appropriate principles and procedures. Because the establishment of loss reserves is an inherently uncertain process, however, there can be no assurance that actual losses will not exceed the estimates. Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. As required by insurance regulatory authorities, PDIC annually receives a statement of opinion from its appointed actuary concerning the reasonableness of its reserves.

          Operating and Administrative Expenses. Operating and administrative expenses for the first nine months of 2005 compared to the same period for 2004 decreased $893 or 24.0%. This decrease resulted from ceding commissions earned which were $1,270 and $693 in 2005 and 2004, respectively, and a decline in acquisition costs resulting from operating efficiencies.

          Interest Expense. Interest expense for the first nine months of 2005 increased $22 from the same period in 2004, the result of higher interest rates offset by lower average outstanding debt.

          Income Taxes. The effective federal income tax rate for the 2005 benefit is 43.4% and for the 2004 expense is 33.3%. While the 2004 effective rate approximated the expected rate, the 2005 effective rate is higher because of tax-exempt interest income.

Financial Condition, Liquidity, and Capital Resources (000 omitted):

Professionals Direct, Inc. is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, management fees and dividends from its subsidiaries represent the principal source of funds for its obligations, including debt service. The management fees paid by PDIC are pre-approved by the Office of Financial and Insurance Services, the regulatory body in Michigan responsible for the oversight of the insurance subsidiary. Under the terms of the plan that governed the Company's conversion, PDIC is prohibited from making any dividend payments to the parent holding company until such time as the surplus certificates are repaid in full. The management fees paid by the remaining subsidiaries are determined from time-to-time by the Board of Directors. The payment of management fees and dividends by the other subsidiaries is limited only by solvency requirements.

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

At September 30, 2005, cash and cash equivalents totaled $11,175. This represents liquid assets necessary to meet operating, loss and reinsurance payments. Cash balances generally increase during the third quarter in line with a cyclical increase in volume experienced in the third quarter. In addition, cash reserves have been increased in anticipation of possible claim settlements. It is expected that cash and cash equivalents will decline once the claims have settled and payments to reinsurers for third quarter premium have been made.

To provide additional liquidity, we have three lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank's prime rate. This line had $270 outstanding at September 30, 2005. The second line for $1,000 can be used for general corporate purposes and bears interest at 1% over the bank's prime rate. The third line for $3,000, with interest at 1.25% over the bank's prime rate, requires quarterly principal payments of $150 beginning April 1, 2004 and matures October 1, 2006 resulting in a maximum available credit of $2,100 at September 30, 2005. The second and third lines have no amounts outstanding as of September 30, 2005. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The bank has a security interest in substantially all assets of the Company, Services and Finance. In addition, the shares of PDIC are pledged, subject to the rights of policyholders under insurance laws and the rights of insurance regulators.

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

Critical Accounting Estimates and Judgments:

The condensed consolidated financial statements include certain amounts, based upon informed estimates and judgments made by management, for transactions not yet complete or for which the ultimate resolution is not certain. Such estimates and judgments affect the reported amounts in the financial statements. Although management believes that they are making appropriate decisions based upon information then available, it is possible that as conditions and experience develop, these estimates may change and may be materially different from originally reported in the financial statements. Our reserves for unpaid losses and loss adjustment expenses and the related amounts due from reinsurers represent the most critical estimates present within the financial statements.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence our results of operations, financial condition and business:

•	future economic conditions and the legal and regulatory environment in the markets served by the Company's subsidiaries;

•	reinsurance market conditions, including changes in pricing and availability of reinsurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Company and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	our ability to charge premiums to accommodate changes in loss patterns or reinsurance pricing;

•	our ability to meet our liquidity needs;

•	our ability to execute our business plan;

•	the effects of war and terrorism on investments and reinsurance markets;

•	changes in financial ratings issued by independent organizations, including A.M. Best, Standard & Poors and Moody's;

•	our ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

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

Date: November 14, 2005	PROFESSIONALS DIRECT, INC. /s/ Stephen M. Tuuk Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
/s/ Stephen M. Westfield Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.