Form 10KSB
period 2005-12-31
PROFESSIONALS DIRECT INC
filed 2006-03-30
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to _____________________

Commission File Number: 000-49786

PROFESSIONALS DIRECT, INC.
(Name of Small Business Issuer in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-3324634 (I.R.S. Employer Identification No.)

161 Ottawa Avenue, N.W., Suite 607 Grand Rapids, Michigan (Address of Principal Executive Offices)	49503 (Zip Code)

Issuer’s Telephone Number, Including Area Code:  (616) 456-8899

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   X       No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             No      X

The issuer’s revenues for the year ended December 31, 2005, were $17,491,000.

As of March 15, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,670,000. This amount is based on the sale price of $20 per share for the registrant’s stock as of such date.

As of March 15, 2005, the registrant had outstanding 333,500 shares of common stock.

Transitional Small Business Disclosure Format (check one):   Yes _____    No    X

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005, are incorporated by reference in Part II (Items 5-8). Portions of the registrant’s definitive Proxy Statement for its May 9, 2006, annual shareholders’ meeting are incorporated by reference in Part III (Items 9-12 and 14).

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements, including, but not limited to, statements relating to the Corporation’s business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Corporation’s management, and estimates and projections about the Corporation’s industry. Words such as “believes,” “estimates,” “expects,” “forecasts,” “intends,” “objective,” “predicts,” “projects,” variations of such words and similar expressions are intended to identify such forward-looking statements. Determination of loss and loss adjustment expense reserves and amounts due from insurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence the results of operations, financial condition and business of the Corporation and its subsidiaries:

•	future economic conditions and the legal and regulatory environment in the markets served by the Corporation’s subsidiaries;

•	re-insurance market conditions, including changes in pricing and availability of re-insurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Corporation and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	the Corporation’s ability to execute its business plan;

•	the effects of war and terrorism on investment and reinsurance markets;

•	the effects of hurricanes, earthquakes and other natural disasters on investment and reinsurance markets;

•	changes in financial ratings issued by independent organizations, including A.M. Best, Standard & Poors and Moody’s;

•	the Corporation’s ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

Changes in any of these factors, or others, could have an adverse affect on the business, results of operations, or business of the Corporation or its subsidiaries. Unless required by law, the Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Description of Business.

Business Development

Professionals Direct, Inc. (the “Corporation”) was organized in 1996 as a Michigan corporation. The Corporation is primarily a holding company for several subsidiaries, including Professionals Direct Insurance Company (“PDIC”), a Michigan domiciled stock property and casualty insurance company. The current organizational structure is as follows:

Surplus Certificates. PDIC was incorporated on June 4, 1987. Starting in 1987, PDIC was capitalized by contributions from Michigan lawyers and law firms which were evidenced by a financial instrument called a “Surplus Certificate.” The Surplus Certificates were issued under Section 5836 of the Michigan Insurance Code in denominations of $1,000, with simple interest accruing on the principal amount at a rate of 5.25% per year. A total of 4,619 Surplus Certificates were issued from 1987 through 1995. Redemption of Surplus Certificates is strictly limited and requires the prior approvals of the Michigan Office of Financial and Insurance Services (“OFIS”), formerly the Michigan Insurance Bureau, and PDIC’s Board.

As of December 31, 2005, 2,531 Surplus Certificates were outstanding. The outstanding Surplus Certificates are treated as senior subordinated debt of PDIC, which must be redeemed before any distributions can be made by PDIC to its sole shareholder, the Corporation, but are in all other respects subordinated to the claims of policyholders and subject to all other limitations provided for in the Surplus Certificates and under applicable law.

Business of Issuer

The Corporation is a holding company whose primary assets are the outstanding stock of its wholly-owned subsidiaries:

•
Professionals Direct Insurance Company - provides lawyers professional liability insurance to lawyers and law firms in various states, with 36% of current-year earned premium from the State of Michigan.

•
Professionals Direct Insurance Services, Inc. (“Services”) - provides underwriting, policy issuance, claims administration, accounting and information systems services to insurance companies. Services also provides a wide-variety of insurance products directly to consumers, including lawyers professional liability on behalf of PDIC. In the market segment represented by firms of six or more lawyers, Services also sells the lawyers professional liability (“LPL”) products of other carriers. In addition, Services sells most lines of property and casualty insurance and is also licensed to sell most types of life and health insurance.

•
Professionals Direct Finance, Inc. (“Finance”) - provides financing for premiums to customers of PDIC. If customers are unable to pay the entire insurance premium in advance, they are generally able to finance the premium through a financing company, including Finance. If policyholders finance the premium through Finance, they are required to pay a downpayment to PDIC and enter into a financing contract. Under the terms of the contract, Finance pays the balance of the annual premium to PDIC.

•
Professionals Direct Employer Organization, Inc. - has no current operations and no material assets. The Corporation intends to use this entity to implement additional services that compliment its current businesses.

•	Professionals Direct Statutory Trust I - was formed in 2002 to facilitate the issuance of trust preferred securities.

•	Professionals Direct Statutory Trust II - was formed in 2005 to facilitate the issuance of trust preferred securities.

Business Strategies. The business strategy the Corporation and its subsidiaries intend to pursue has several components:

•	Increase the number of lawyers insured through the Lawyers Direct Risk Purchasing Group and limit geographic concentration of premium.

•	Develop additional fee and commission income from our existing customer base through the cross-selling of other insurance and financial products.

•	Develop the Lawyers Direct name and logo as a national brand.

•	Improve and enhance the process of communicating with our customers through greater use of the Internet.

•	Continuously improve our application of technology to enhance customer service.

•	Develop a management team beyond the executive level that is knowledgeable and forward looking.

•	Maintain a strong capital base sufficient to support the operations of a national service business.

•	Provide liquidity to shareholders.

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

PDIC relies to a significant degree on information provided by its insureds, and on the investigation and review of claims, in underwriting risks. PDIC evaluates and accepts applications for insurance based on consistently applied underwriting guidelines. PDIC’s processing system allows modifications to some of these guidelines. Underwriting supervisors audit the work of individual underwriters to assure adherence to the guidelines. Underwriters monitor policyholder deviations from the underwriting guidelines to assist in decisions relating to cancellation and non-renewal.

Small-Law-Firm Focus. Most of PDIC’s LPL policies are written on its Select policy form for solo practitioners and law firms of two to five lawyers. PDIC, thus, is not dependent on any single customer or small group of customers.

Marketing and Distribution. Services markets LPL polices for PDIC as well as for other insurance companies. Services is the source of 100% of PDIC’s business. Services has agreements with various independent agencies to allow them to place business with PDIC as sub-producers of Services. In 2005 PDIC wrote insurance policies in 28 states.

Claims. In responding to claims, PDIC emphasizes timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. The claims operation is centralized in Grand Rapids, Michigan. Law firms are employed as necessary to assist in the defense of claims.

The Lawyers Direct Risk Purchasing Group. The Lawyers Direct Risk Purchasing Group (the “Group”) is a Michigan non-profit corporation that was formed to facilitate the purchase of liability insurance by certain of PDIC’s insureds. Although the Corporation does not own the Group, the Corporation’s executive officers are the sole members of the Group’s board of directors. Because the Corporation exercises significant control over the Group, its activity is included in the Corporation’s consolidated financial statements.

A. M. Best and S&P Ratings. A. M. Best Company, which rates insurance companies based on factors of concern to policyholders, currently assigns to PDIC an “A-” (Excellent) rating (its fourth highest rating category out of 15 categories). A. M. Best assigns “A-” ratings to companies that, in its opinion, have demonstrated excellent financial strength, operating performance and market profile when compared to the standards established by A. M. Best. Companies rated “A-” have a strong ability to meet their ongoing obligations to policyholders.

Standard & Poor’s Claims-Paying Ability Rating for PDIC is currently BBB (its fourth highest rating category out of eight categories). S&P’s ratings are divided into “Secure Range” and “Vulnerable Range” groupings with a BBB rating grouped in the Secure Range. An insurer rated BBB is deemed by S&P to have adequate capacity to meet its financial commitments. However, the rating acknowledges it is more likely that adverse economic conditions or a change in circumstances could lead to difficulty in meeting its financial commitments.

In evaluating the financial and operating performance of PDIC, A. M. Best and S&P review, among other factors, the profitability, leverage and liquidity of PDIC, its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A. M. Best or S&P will not reduce PDIC’s current rating. The Corporation believes that its current reserves are adequate to cover future losses. A. M. Best and S&P ratings are not intended to protect investors. Accordingly, PDIC’s ratings should not be relied upon as a basis for an investment decision relative to the common stock of the Corporation.

Competition. The property and casualty insurance business is highly competitive. PDIC has both Michigan-based competitors and out-of-state competitors for its product offerings. Some of these competitors are larger and have much greater financial, technical and operating resources than do the Corporation and its subsidiaries. The Corporation believes that competition is based primarily on the following factors:

•	price of insurance products,

•	quality of insurance products,

•	quality and speed of service and claims response,

•	financial strength,

•	A. M. Best rating and other ratings,

•	sales and marketing capability, and

•	technical expertise in a specialty area.

The Corporation’s top ten commercial competitors are as follows:

•	Gulf Insurance

•	Philadelphia Insurance Company

•	Westport Insurance Company

•	XL Capital

•	CNA

•	Zurich Insurance

•	Carolina Casualty Insurance Company

•	Hartford Insurance Company

•	Great American Insurance Company

•	St. Paul Companies

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

In addition to state-imposed insurance laws and regulations, the OFIS applies the requirements adopted by the National Association of Insurance Commissioners (the “NAIC”) that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The NAIC has also developed a set of financial ratios, referred to as the “Insurance Regulatory Information System,” or “IRIS,” for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. For 2005, two of PDIC’s IRIS ratios generated exceptional values. PDIC's investment yield ratio generated an exceptional value due to the relatively poor bond market conditions that have resulted in unusually low yields again in the current year. The two-year overall operating ratio generated a value of 100 which is equal to the threshold for an exceptional value for this ratio. The ratio was impacted primarily by the adverse development related to prior years losses experienced in 2005.

Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIS and any other relevant insurance departments to examine the Corporation and its insurance subsidiaries at any time, to require disclosure of material transactions with the Corporation and to require prior approval of transactions, such as extraordinary dividends from PDIC to the Corporation. All transactions within the holding company system between the Corporation and its subsidiaries must be fair and equitable. Under Michigan law, the maximum dividend that may be paid by PDIC to the Corporation during any twelve-month period without prior approval of the OFIS is the greater of 10% of PDIC’s statutory surplus as reported on the most recent annual statement filed with the OFIS or the net income of PDIC for the period covered by such annual statement. In addition to the restrictions imposed by Michigan law, PDIC is prohibited under the Plan of Conversion from making any distributions to the Corporation until such time as the Surplus Certificates are repaid in full.

The Michigan Insurance Code requires that the Insurance Commissioner receive prior notice of and approve a change of control for either PDIC or the Corporation. The Michigan Insurance Code contains a complete definition of “control.” In simplified terms, a person, corporation or other entity would obtain “control” of PDIC or the Corporation if the person or entity possessed, had a right to acquire possession of, or had the power to direct any other person acquiring possession of, directly or indirectly, 10% or more of the voting securities of either company. To obtain approval for a change of control, the proposed acquirer must file an application with the Insurance Commissioner containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition and financial information regarding the proposed acquirer.

Employees. As of December 31, 2005, the Corporation and its subsidiaries had 35 full-time employees and 36 total employees.

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

Reinsurance.  A procedure whereby an insurer remits or cedes a portion of the premium to a reinsurer as payment to the reinsurer for assuming a portion of the risk or liability under the policy. Reinsurance can be effected by “treaties” under which all risks of a defined category, amount and type for a primary insurer are covered, or on a “facultative” basis under which risks are covered on an individual, contract-by-contract basis.

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

Surplus.  The amount by which a company’s assets exceed its liabilities.

Unearned Premium.  The pro rata portion of an insurance premium considered to be a prepayment. For example, after three months, $18,000 of a prepaid $24,000 annual premium is still considered unearned premium.

Item 2.	Description of Property.

The Corporation maintains its principal executive offices at 161 Ottawa Avenue, N.W., Suite 607, Grand Rapids, Michigan, where approximately 8,900 square feet of space is leased from an unaffiliated landlord. The space is leased under a lease through June 30, 2006, which the Corporation will not renew. The Corporation expects to move its principle executive offices to a new location on or about July 1, 2006, pursuant to a new lease with an unaffiliated landlord. The new location will be at 5211 Cascade Road, Grand Rapids, Michigan, and will include approximately 9,450 square feet of space. The lease agreement provides the Corporation with the ability to acquire additional space in the future if needed and a right of first refusal to purchase the building. The new location will be adequate for the Corporation’s present needs.

The Corporation’s primary assets are the shares of stock in its subsidiaries. The Corporation and its subsidiaries do not ordinarily invest in real estate, interests in real estate, real estate mortgages or interests in companies primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

From time to time, the Corporation is party, as plaintiff or defendant, to legal proceedings that are incidental to its business. No pending litigation is considered material at this time.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters.

The information under the heading “Market for Common Stock and Dividends” of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005, is here incorporated by reference.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The information under the heading “Management’s Discussion and Analysis” of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005, is here incorporated by reference.

Item 7.	Financial Statements.

The financial statements, notes, and independent auditor’s report of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005, is here incorporated by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB (the “Evaluation Date”). Based on and as of the Evaluation Date, the Corporation’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Corporation’s disclosure controls and procedures were designed and effective to ensure that information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings with the Securities and Exchange Commission is properly recorded, processed, summarized and reported in a timely manner. During the last fiscal quarter there was no change in the Corporation’s disclosure controls and procedures that has materially affected, or is reasonably likely to materially affect, the Corporation’s disclosure controls and procedures.

Item 8B.	Other Information.

Not Applicable.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information set forth under the headings “Professionals Direct’s Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Corporation’s definitive Proxy Statement for its May 9, 2006 annual meeting of shareholders is here incorporated by reference.

Item 10.	Executive Compensation.

The information set forth under the heading “Executive Compensation” and the sub-heading “Compensation of Directors” in the Corporation’s definitive Proxy Statement for its May 9, 2006 annual meeting of shareholders is here incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the heading “Ownership of Professionals Direct Stock” in the Corporation’s definitive Proxy Statement for its May 9, 2006 annual meeting of shareholders is here incorporated by reference.

Item 12.	Certain Relationships and Related Transactions.

The information set forth under the heading “Certain Relationships and Related Transactions” in the Corporation’s definitive Proxy Statement for its May 9, 2006 annual meeting of shareholders is here incorporated by reference.

Item 13.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-KSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.2
Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.

4.3	Indenture. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.4	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.5	Guarantee Agreement. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.6	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.7
Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.

4.8	Indenture. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.9	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.10	Guarantee Agreement. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.

10.2	Employment Agreement with Stephen M. Tuuk. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.3	Employment Agreement with Stephen M. Westfield. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.4
Professionals Direct, Inc. Outside Directors’ Deferred Compensation Plan. Previously filed as Appendix A to the Corporation’s 2005 Schedule 14A Proxy Statement filed on April 19, 2005. Here incorporated by reference.

10.5
Professionals Direct, Inc. Employee and Director Stock Purchase Plan. Previously filed as Appendix B to the Corporation’s 2005 Schedule 14A Proxy Statement filed on April 19, 2005. Here incorporated by reference.

13
2006 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

14	Code of Ethics. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005. Here incorporated by reference.
21	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Vice President of Finance, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32
Certification of Chief Executive Officer and Vice President of Finance, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. This exhibit, except those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed “filed” as part of this filing.

Item 14.	Principle Accountant Fees and Services.

The information set forth under the heading “Independent Registered Public Accounting Firm” in the Corporation’s definitive Proxy Statement for its May 9, 2006 annual meeting of shareholders is here incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONALS DIRECT, INC.

Date: March 30, 2006	/s/ Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)

Date: March 30, 2006	/s/ Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2006	/s/ Stephen M. Tuuk
Stephen M. Tuuk, Director

Date: March 30, 2006	/s/ Stephen M. Westfield
Stephen M. Westfield, Director

Date: March 30, 2006	/s/ Blake W. Krueger*
Blake W. Krueger, Director

Date: March 30, 2006	/s/ David W. Crooks*
David W. Crooks, Director

Date: March 30, 2006		/s/ Thomas J. Ryan*
Thomas J. Ryan, Director

Date: March 30, 2006		/s/ Tracy T. Larsen*
Tracy T. Larsen, Director

Date: March 30, 2006		/s/ Thomas F. Dickinson*
Thomas F. Dickinson, Director

Date: March 30, 2006		/s/ Joseph A. Fink*
Joseph A. Fink, Director

Date: March 30, 2006		/s/ Mary L. Ursul*
Mary L. Ursul, Director

Date: March 30, 2006		/s/ Julius A. Otten*
Julius A. Otten, Director

Date: March 30, 2006	*By:	/s/ Stephen M. Tuuk
Stephen M. Tuuk Attorney-in-Fact

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.2
Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.

4.3	Indenture. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.4	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.5	Guarantee Agreement. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.6	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.7
Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.

4.8	Indenture. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.9	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.10	Guarantee Agreement. Previously filed as an exhibit to the Corporation’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
10.2	Employment Agreement with Stephen M. Tuuk. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.3	Employment Agreement with Stephen M. Westfield. Previously filed as an exhibit to the Corporation’s Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.

10.4
Professionals Direct, Inc. Outside Directors’ Deferred Compensation Plan. Previously filed as Appendix A to the Corporation’s 2005 Schedule 14A Proxy Statement filed on April 19, 2005. Here incorporated by reference.

10.5
Professionals Direct, Inc. Employee and Director Stock Purchase Plan. Previously filed as Appendix B to the Corporation’s 2005 Schedule 14A Proxy Statement filed on April 19, 2005. Here incorporated by reference.

13
2006 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed "filed" as part of this filing.

14	Code of Ethics. Previously filed as an exhibit to the Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005. Here incorporated by reference.
21	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Vice President of Finance, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32
Certification of Chief Executive Officer and Vice President of Finance, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. This exhibit, except those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed “filed” as part of this filing.