Form 10QSB
period 2006-03-31
PROFESSIONALS DIRECT INC
filed 2006-05-15
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-49786

PROFESSIONALS DIRECT, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-3324634 (I.R.S. Employer Identification No.)

161 Ottawa Ave., N.W., Suite 607 Grand Rapids, Michigan 49503 (Address of Principal Executive Offices)	(616) 456-8899 (Issuer’s Telephone Number, Including Area Code)

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

There were 333,500 shares of Common Stock outstanding as of April 30, 2006.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.

INDEX

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet - March 31, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 (Unaudited) and March 31, 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
March 31,	2006
(000)
Assets

Fixed maturities held to maturity, at amortized cost	$4,306
Fixed maturities available for sale, at fair value	33,240
Other invested asset, at cost which approximates fair value	290

Total investments	37,836

Cash and cash equivalents	5,775
Receivables:
Amounts due from reinsurers	17,951
Other	1,965
Prepaid reinsurance premiums	3,981
Deferred acquisition costs	1,352
Net deferred federal income taxes	1,611
Other assets	1,208

Total Assets	$71,679

Liabilities and Shareholders’ Equity

Liabilities
Loss and loss adjustment expense reserves	$36,397
Unearned premiums	11,407
Amounts due to reinsurers	1,929
Other liabilities	2,104
Accrued interest	1,521
Surplus certificates	2,277
Trust preferred securities	5,000

Total Liabilities	60,635

Shareholders’ Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	8,364
Accumulated other comprehensive loss	(526)

Total Shareholders’ Equity	11,044

Total Liabilities and Shareholders’ Equity	$71,679

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(000)	(000)
Revenues
Net premiums earned	$4,004	$3,703
Fees and commissions	212	39
Net investment income	359	239
Finance and other income - including unusual gain of $113 (Note 3)	160	35

Total revenues	4,735	4,016

Expenses
Losses and loss adjustment expenses	2,835	3,937
Operating and administrative	948	854
Interest	139	110

Total expenses	3,922	4,901

Income (loss) before federal income taxes (benefit)	813	(885)

Federal income taxes (benefit)	250	(307)

Net income (loss)	563	(578)

Other comprehensive loss (net of tax benefit of $62 and $109, respectively)	(121)	(211)

Comprehensive income (loss)	$442	$(789)

Per share of common stock (not in thousands):
Basic and diluted net income (loss) per share	$1.69	$(1.73)
Basic and diluted comprehensive income (loss) per share	1.33	(2.37)

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(000)	(000)
Operating Activities
Net income (loss)	$563	$(578)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred federal income taxes	29	(65)
Depreciation and amortization	168	232
Changes in operating assets and liabilities:
Amounts due from reinsurers	(76)	(6,855)
Other receivables	(62)	157
Prepaid reinsurance premiums	194	97
Deferred acquisition costs	26	(28)
Other assets	(126)	(380)
Loss and loss adjustment expense reserves	929	9,523
Amounts due to reinsurers	74	(85)
Unearned premiums	(369)	471
Other liabilities	(190)	(37)
Accrued interest	(132)	33

Net cash from operating activities	1,028	2,485

Investing Activities
Cost of fixed maturities acquired	(5,703)	(1,708)
Proceeds from sales or maturities of fixed maturities	1,670	1,257
Cost of property and equipment acquired	(105)	(32)

Net cash for investing activities	(4,138)	(483)

Financing Activities
Repayments of surplus certificates	(254)	-
Net repayments under lines of credit	(170)	(307)

Net cash for financing activities	(424)	(307)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,534)	1,695

Cash and Cash Equivalents, beginning of period	9,309	4,394

Cash and Cash Equivalents, end of period	$5,775	$6,089

Supplemental Disclosures of Cash Flow Information
Federal income tax payments	$220	$-
Interest payments	271	77

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Professionals Direct Insurance Company (PDIC), a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., an inactive Michigan professional employer organization; Professionals Direct Finance, Inc. (Finance), a premium finance company; Professionals Direct Insurance Services, Inc. (Services), a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance), plus Lawyers Direct Risk Purchasing Group which the Company controls. Professionals Direct Statutory Trust I and Professionals Direct Statutory Trust II are accounted for under the equity method in the accompanying financial statements. They are not consolidated because the Company is not the primary beneficiary.

The condensed consolidated financial statements and notes as of and for the three months ended March 31, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.  Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,500 for the three months ended March 31, 2006 and 2005). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.
3.	Unusual Gain

Other income includes an unusual gain of $113, the portion of principal surplus certificate holders forgave in return for early redemption.

Item 2.  Management's Discussion and Analysis

The following discussion and analysis for the three months ended March 31, 2006 should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of our financial condition and results of operations contains certain forward-looking statements. A discussion of the limitations of forward-looking statements appears at the end of this section.

Introduction

Revenues increased for all lines when compared to 2005. Losses and loss adjustment expenses decreased when compared to 2005 because no adverse development occurred in the first quarter of 2006. As a result, we realized net income this year compared to last year’s net loss. The following table and discussion compares the financial results for 2006 and 2005:

	Three Months Ended March 31,
	2006	2005	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$4,004	$3,703	$301	8.1%
Fees and commissions	212	39	173	443.6%
Net investment income	359	239	120	50.2%
Finance and other income	160	35	125	357.1%
Total Revenues	4,735	4,016	719	17.9%
Expenses:
Losses and loss adjustment expenses	2,835	3,937	(1,102)	(28.0%)
Operating and administrative	948	854	94	11.0%
Interest	139	110	29	26.4%
Total Expenses	3,922	4,901	(979)	(20.0%)
Income (loss) before federal income taxes (benefit)	813	(885)	1,698	191.9%
Federal income taxes (benefit)	250	(307)	557	181.4%
Net Income (Loss)	$563	$(578)	$1,141	197.4%
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$43,611	$39,514	$4,097	10.4%
Total assets	71,859	63,250	8,609	13.6%
Total liabilities	60,815	53,751	7,064	13.1%
Total shareholders’ equity	11,044	9,499	1,545	16.3%
Per Share Data:
Net income (loss)	$1.69	$(1.73)	$3.42	197.7%
Shareholders’ equity	$33.12	$28.48	$4.64	16.3%

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the first quarter of 2006 with comparisons to the first quarter of 2005.

Net Premiums Earned. Net premiums earned is equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers) and is our primary source of revenue. The increase in net premiums earned is the result of higher beginning net unearned premium offset by lower net premiums written. The higher beginning net unearned premium resulted from higher beginning gross unearned premium, which is consistent with increased direct premiums written in 2005 when compared to 2004.

The effects of these changes are seen in the table below:

	Three Months Ended March 31,
	2006	2005	Change	Percent Change
	(in thousands of dollars)

Beginning gross unearned premium	$11,776	$10,738	$1,038	9.7%
Beginning ceded unearned premium	(4,175)	(4,163)	(12)	(0.3%)
Beginning net unearned premium	7,601	6,575	1,026	15.6%

Direct premiums written	5,944	6,450	(506)	(7.8%)
Ceded premiums written	(2,115)	(2,180)	65	3.0%
Net premiums written	3,829	4,270	(441)	(10.3%

Ending gross unearned premium	11,407	11,208	199	1.8%
Ending ceded unearned premium	(3,981)	(4,066)	85	2.1%
Ending net unearned premium	7,426	7,142	284	4.0%
Net premiums earned	$4,004	$3,703	$301	8.1%

During the first quarter of 2006, direct and net premiums written decreased. These decreases resulted from lower renewal rates in Michigan and Florida caused by increased competition. The percentage decline in net premiums written exceeded that of direct premiums written because a new 2006 reinsurance contract resulted in additional ceded premium of $63.

For policies with 2006 effective dates, PDIC’s retention is unchanged from 2005. Decisions on the appropriate level of reinsurance are impacted by a variety of factors from pricing, to availability and credit quality of reinsurers, and our level of surplus. As such, reinsurance retentions may vary from year to year. After analyzing our surplus, we decided to maintain our retention level, which market conditions allowed us to do.

Fees and Commissions. Fees and commissions originate primarily from two sources. First are membership fees, which are earned by Lawyers Direct Risk Purchasing Group (“Lawyers Direct”), an affiliate organized and managed by Services, as part of the Lawyers Direct® program for one to five person law firms. Second are commissions, which are earned from placing insurance with unrelated third parties and performing management services. Fees and commissions earned in the first quarter of 2006 were $212, $173 more than the first quarter of 2005. While fees from Lawyers Direct were $9 less than in 2005, commission income increased $182. This resulted from placing more business with other carriers in 2006 and the reversal of contingent ceding commissions in 2005 caused by adverse loss development.

Net Investment Income. Net investment income is comprised of interest on fixed maturity investments and realized investment gains and losses. The net investment income increase of $120 or 50.2% in the first three months of 2006 as compared to 2005 is primarily attributable to an improvement in average yield resulting from an increase in interest rates. The tax equivalent book yield on the portfolio increased 80 basis points from a year ago and is now over 4.0%.

Finance and Other Income. Finance income is generated from premium financing incidental to the sale of PDIC’s insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. Finance income was $12 higher in 2006 than 2005, principally because the rate being charged was increased in the fourth quarter of 2005. During the first quarter of 2006, PDIC redeemed 163 surplus certificates as part of a redemption program. This redemption resulted in an unusual gain of $113, the portion of principal surplus certificate holders forgave in return for early redemption.

Losses and Loss Adjustment Expenses. Overall profitability is materially influenced by the loss estimate for current year claims, plus the favorable or adverse development related to estimates for prior years’ claims. During the first three months of 2006, PDIC recorded losses and loss adjustment expenses of $2,835 for claims made and reported in 2006. During the first three months of 2005, PDIC recorded losses and loss adjustment expenses of $3,937 of which $2,443 was for claims made and reported in 2005 and $1,494 was for claims made and reported in prior years. This increase in prior years’ losses resulted from adjusting those years’ loss ratios to reflect current experience.

The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The loss ratio for the first three months of 2006 was 70.8% compared to 106.3% in 2005. In the first quarter of 2005, the increase in estimate for prior years’ claims resulted in an increase in the loss ratio for that quarter of 40.3%. There was no development in the first quarter of 2006 related to prior years’ claims.

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

Management estimates of the loss reserve liability are reviewed by independent actuaries twice each year. Several variables and methodologies are used to calculate the appropriate amount of the loss reserve liability that should be recorded. Key variables utilized to develop the loss reserve estimate include:

●	Loss reporting patterns
●	Payment patterns
●	Loss severity trend rates
●	Application of Michigan loss patterns and loss to premium relationships to non-Michigan business
●	Case reserve setting patterns

The key actuarial methodologies used include:

●	Incurred development method
●	Paid development method
●	Case development method
●	Incurred Bornhuetter-Ferguson method
●	Paid Bornhuetter-Ferguson method
●	Frequency/severity method

Small changes to any of the assumptions regarding the key variables can significantly alter the outcome of the actuarial analysis. Because of the number of factors considered, it is neither practical nor meaningful to isolate a single variable and calculate the impact of changing that item.

An in-depth review of loss reserves is undertaken on a semi-annual basis. However, management continually reviews and updates the data underlying the estimation of its loss reserves and makes adjustments when we believe the emerging data supports a change. Any adjustments necessary are reflected in current operations. As a result of the variety of variables and methodologies that are considered, there is a significant risk that actual incurred losses will develop differently from these estimates.

In the years after a claim is reported, there is a significant amount of uncertainty over what the ultimate loss will be. Therefore, the estimate of future loss costs for claims recently reported tends to be less accurate. As claims get older, the estimate of future loss costs may less inaccurate, but are still subject to material fluctuations until the claims are paid or otherwise closed. Eventually, all claims in a particular year are paid or closed and no additional development, favorable or adverse, will be experienced because the amount of the loss is certain.

Another factor that impacts incurred losses is development related to claims reported in prior years. Favorable or adverse development occurs when subsequent estimates of the loss change. A subsequent decrease in estimate results in favorable development; a subsequent increase in estimate results in adverse development. Favorable or adverse development is reflected as a decrease or increase in the current year’s losses and loss adjustment expenses.

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Claims may not be brought until several years after the acts or omissions that gave rise to the claim occurred. Ultimate loss costs, even for similar events, vary significantly depending upon many factors. Professional liability claims are typically resolved over an extended period of time, often three years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial expertise and the application of significant judgment. Such estimates require periodic revision. PDIC’s current reserve policy recognizes this uncertainty by maintaining case supplement reserves (commonly referred to as IBNR reserves) to provide for the possibility that actual results may be less favorable compared to the estimated costs as developed during the normal case reserve estimation process. The case supplement reserve is determined by estimating the ultimate liability for all claims which have been made and reported and then subtracting the case reserves. Case supplement reserves as a percentage of total reserves at March 31, 2006 were 41.0%. PDIC does not discount its reserves to recognize the time value of money.

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

Operating and Administrative Expenses. Operating and administrative expenses for the first three months of 2006 compared to the same period for 2005 increased $94 or 11.0%. This increase is largely the result of reduced ceding commissions earned in 2006 compared to 2005. Ceding commissions have declined consistent with decreases in ceded premium.

Interest Expense. Interest expense for the first three months of 2006 increased $29 from the same period in 2005 because of increases in interest rates and outstanding debt.

Income Taxes. The effective federal income tax rate for the 2006 expense is 30.8% and for the 2005 benefit is 34.7%. While the 2005 effective rate approximates the expected rate, the 2006 effective rate is lower because of tax-exempt interest income.

Financial Condition, Liquidity, and Capital Resources (000 omitted):

Professionals Direct, Inc. is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, management fees and dividends from its subsidiaries represent the principal source of funds for its obligations, including debt service. The management fees paid by PDIC are pre-approved by the Office of Financial and Insurance Services, the regulatory body in Michigan responsible for the oversight of the insurance subsidiary. Under the terms of the plan that governed the Company’s conversion from a mutual insurance company to a stock insurance company, PDIC is prohibited from making any dividend payments to Professionals Direct, Inc. until such time as the surplus certificates are repaid in full. The management fees paid by the remaining subsidiaries are determined from time-to-time by the Board of Directors. The payment of management fees and dividends by the other subsidiaries is limited only by solvency requirements.

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

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, generally increases. At the same time, the overall yield on new investments tends to decrease. When interest rates increase, the opposite effects are realized. While interest rates continue to be low, they are starting to increase. We believe that it is unlikely material gains will be realized on portfolio assets or be a source of liquidity during 2006.

At March 31, 2006, cash and cash equivalents totaled $5,775 which management believes represents the liquid assets necessary to meet operating, loss and reinsurance payments.

Our net cash flow from operations for the first quarter of 2006 was $1,028 compared to $2,485 for the first quarter of 2005, a decrease of $1,457. As written and ceded premiums have stabilized, so has cash flow from operations. Cash flow for both quarters was invested in fixed maturities and net repayments on the lines of credit.

To provide additional liquidity, we have three lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank’s prime rate. The second line for $1,000 can be used for general corporate purposes and bears interest at 1% over the bank’s prime rate. The third line is a $3,000 declining balance facility that matures October 1, 2006. As a result of the declining balance feature, the maximum credit available under this facility at March 31, 2006 was $1,800. None of the lines have amounts outstanding as of March 31, 2006. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The Company was in compliance with all covenants as of March 31, 2006. The bank has a security interest in substantially all assets of the Company, Services and Finance. In addition, the shares of PDIC are pledged, subject to the rights of policyholders under insurance laws and the authority of insurance regulators.

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

Critical Accounting Estimates and Judgments:

The condensed consolidated financial statements include certain amounts, based upon informed estimates and judgments made by management, for transactions not yet complete or for which the ultimate resolution is not certain. Such estimates and judgments affect the reported amounts in the financial statements. Although management believes that they are making the best decisions based upon information then available, it is possible that as conditions and experience develop, these estimates may change and may be materially different from originally reported in the financial statements. Our reserves for unpaid losses and loss adjustment expenses and the related amounts due from reinsurers represent the most critical estimates present within the financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and the establishment of the liability for loss and loss adjustment expenses.

Forward-Looking Statements:

This report contains forward-looking statements, including, but not limited to, statements relating to the Company’s business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Company’s management, and estimates and projections about the Company’s industry. Words such as “believes”, “estimates”, “expects”, “forecasts”, “intends”, “judgment”, “objective”, “plans”, “predicts”, “projects”, and variations of such words and similar expressions are intended to identify such forward-looking statements. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence our results of operations, financial condition and business of the Company and its subsidiaries:

●	Future economic conditions and the legal and regulatory environment in the markets served by the Company’s subsidiaries;

●	Reinsurance market conditions, including changes in pricing and availability of reinsurance;

●	Financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

●	Inflation;

●	Credit worthiness of the issuers of investment securities, reinsurers and others with whom the Company and its subsidiaries do business;

●	Estimates of loss reserves and trends in losses and loss adjustment expenses;

●	Changing competition;

●	The Company’s ability to execute its business plan;

●	The effects of war and terrorism on investment and reinsurance markets;

●	The effects of hurricanes, earthquakes and other natural disasters on investment and reinsurance markets;

●	Changes in financial ratings issued by independent organizations, including A.M. Best, Standard & Poors and Moody’s;

●	The Company’s ability to enter new markets successfully and capitalize on growth opportunities;

●	The Company’s ability to comply with internal control audit requirements that are expected to become effective in 2007; and

●	Changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

Changes in any of these factors, or others, could have an adverse affect on the business or results of operations of the Company or its subsidiaries. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Controls and Procedures

The Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed with the objective of providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the “Evaluation Date”). Based on that evaluation, the Company's management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company's disclosure controls and procedures were designed and effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission is properly recorded, processed, summarized and reported in a timely manner as of the Evaluation Date. During the last fiscal quarter there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

10.1	Office Lease dated March 22, 2006 between Professionals Direct Insurance Services, Inc. and Fairplain Development Co.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PROFESSIONALS DIRECT, INC.

Date: May 12, 2006	/s/ Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of Company)

/s/ Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

10.1	Office Lease dated March 22, 2006 between Professionals Direct Insurance Services, Inc. and Fairplain Development Co.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed “filed” as part of this filing.