Form 10QSB
period 2006-06-30
PROFESSIONALS DIRECT INC
filed 2006-08-14
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-49786

PROFESSIONALS DIRECT, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-3324634 (I.R.S. Employer Identification No.)

5211 Cascade Road, S.E. Grand Rapids, Michigan 49546 (Address of Principal Executive Offices)	(616) 456-8899 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ___ No   X .

There were 333,300 shares of Common Stock outstanding as of July 31, 2006.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet - June 30, 2006 (Unaudited)
		3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2006 (Unaudited) and June 30, 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 (Unaudited) and June 30, 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3. Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	15

	Item 6. Exhibits	16

SIGNATURES		17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,	2006
(000)
Assets

Fixed maturities held to maturity, at amortized cost	$5,189
Fixed maturities available for sale, at fair value	32,752
Other invested asset, at cost which approximates fair value	290

Total investments	38,231

Cash and cash equivalents	4,410
Receivables:
Amounts due from reinsurers	23,085
Other	2,127
Prepaid reinsurance premiums	4,089
Deferred acquisition costs	1,411
Net deferred federal income taxes	1,547
Other assets	1,320

Total Assets	$76,220

Liabilities and Shareholders’ Equity

Liabilities
Loss and loss adjustment expense reserves	$39,926
Unearned premiums	11,658
Amounts due to reinsurers	2,147
Other liabilities	2,977
Accrued interest	1,335
Surplus certificates	1,949
Trust preferred securities	5,000

Total Liabilities	64,992

Shareholders’ Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,500 shares issued and outstanding)	3,206
Retained earnings	8,598
Accumulated other comprehensive loss	(576)

Total Shareholders’ Equity	11,228

Total Liabilities and Shareholders’ Equity	$76,220

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$4,015	$3,853	$8,019	$7,556
Fees and commissions	232	125	444	164
Net investment income	368	273	727	512
Finance and other income - including unusual gain of $44 and $157 in 2006 (Note 3)	91	35	251	70

Total revenues	4,706	4,286	9,441	8,302

Expenses
Losses and loss adjustment expenses	3,135	3,339	5,970	7,276
Operating and administrative	1,128	1,026	2,076	1,880
Interest	142	109	281	219

Total expenses	4,405	4,474	8,327	9,375

Income (loss) before federal income taxes (benefit)	301	(188)	1,114	(1,073)

Federal income taxes (benefit)	66	(74)	316	(381)

Net income (loss)	235	(114)	798	(692)

Other comprehensive income (loss) (Net of tax (benefit) of ($26), $96, ($88) and ($12), respectively)	(50)	187	(171)	(24)

Comprehensive income (loss)	$185	$73	$627	$(716)

Per share of common stock (not in thousands):
Basic and diluted net income (loss) per share	$.70	$(.34)	$2.39	$(2.07)
Basic and diluted comprehensive income (loss) per share	.55	.22	1.88	(2.15)

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(000)	(000)
Operating Activities
Net income (loss)	$798	$(692)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred federal income taxes	119	11
Gain from redemption of surplus certificates	(157)	-
Depreciation and amortization	328	439
Changes in operating assets and liabilities:
Amounts due from reinsurers	(5,210)	(11,364)
Other receivables	44	221
Prepaid reinsurance premiums	86	(155)
Federal income taxes recoverable	(466)	(392)
Deferred acquisition costs	(33)	(84)
Other assets	(99)	(102)
Loss and loss adjustment expense reserves	4,458	11,801
Amounts due to reinsurers	292	274
Unearned premiums	(118)	1,204
Other liabilities	880	(60)
Accrued interest	(318)	64

Net cash from operating activities	604	1,165

Investing Activities
Cost of fixed maturities acquired	(9,692)	(3,934)
Proceeds from sales or maturities of fixed maturities	5,093	4,003
Cost of property and equipment acquired	(309)	(105)

Net cash for investing activities	(4,908)	(36)

Financing Activities
Repayments of surplus certificates	(425)	-
Net repayments under lines of credit	(170)	(2,507)
Payment of debt issue costs	-	(119)
Proceeds from issuance of trust preferred securities	-	3,000

Net cash from (for) financing activities	(595)	374

Net Increase (Decrease) in Cash and Cash Equivalents	(4,899)	1,503

Cash and Cash Equivalents, beginning of period	9,309	4,394

Cash and Cash Equivalents, end of period	$4,410	$5,897

Supplemental Disclosures of Cash Flow Information
Federal income tax payments	$663	$-
Interest payments	599	154

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Professionals Direct Insurance Company (PDIC), a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., an inactive Michigan professional employer organization; Professionals Direct Finance, Inc. (Finance), a premium finance company; and Professionals Direct Insurance Services, Inc. (Services), a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance) plus Lawyers Direct Risk Purchasing Group, which the Company controls. Professionals Direct Statutory Trust I and Professionals Direct Statutory Trust II are accounted for under the equity method in the accompanying financial statements. They are not consolidated because the Company is not the primary beneficiary.

The condensed consolidated financial statements and notes as of and for the three and six-month periods ended June 30, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.	Income per Share

Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding, 333,500 for all periods. Diluted income per share is equal to basic income per share because there are no dilutive instruments outstanding.

3.	Unusual Gain

Other income includes an unusual gain of $44 and $157 for the three and six months ended June 30, 2006, respectively, the portion of principal surplus certificate holders forgave in return for early redemption.

Item 2.  Management’s Discussion and Analysis

The following discussion and analysis for the six months ended June 30, 2006 should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of our financial condition and results of operations contains certain forward-looking statements. A discussion of the limitations of forward-looking statements appears at the end of this section.

Introduction

Revenues increased for all lines when compared to 2005. Losses and loss adjustment expenses decreased when compared to 2005 because there was significantly less adverse development in the first half of 2006. The following table and discussion compares the financial results for 2006 and 2005:

	Six Months Ended June 30,
	2006	2005	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$8,019	$7,556	$463	6.1%
Fees and commissions	444	164	280	170.7%
Net investment income	727	512	215	42.0%
Finance and other income	251	70	181	258.6%
Total Revenues	9,441	8,302	1,139	13.7%
Expenses:
Losses and loss adjustment expenses	5,970	7,276	(1,306)	(17.9%)
Operating and administrative	2,076	1,880	196	10.4%
Interest	281	219	62	28.3%
Total Expenses	8,327	9,375	(1,048)	(11.2%)
Income (loss) before federal income taxes (benefit)	1,114	(1,073)	2,187	203.8%
Federal income taxes (benefit)	316	(381)	697	182.9%
Net Income (Loss)	$798	$(692)	$1,490	215.3%
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$42,641	$39,587	$3,054	7.7%
Total assets	76,220	68,114	8,106	11.9%
Total liabilities	64,992	58,542	6,450	11.0%
Total shareholders’ equity	11,228	9,572	1,656	17.3%
Per Share Data:
Net income (loss)	$2.39	$(2.07)	$4.46	215.5%
Shareholders’ equity	$33.67	$28.70	$4.97	17.3%

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the first six months and second quarter of 2006 with comparisons to 2005.

Net Premiums Earned. Net premiums earned is equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers) and is our primary source of revenue. The increase in net premiums earned is the result of higher beginning net unearned premium partially offset by lower net premiums written. The higher beginning unearned premium resulted from increased direct premiums written in 2005 when compared to 2004.

The effects of these changes are seen in the table below:

	Six Months Ended June 30,
	2006	2005	Change	Percent Change
	(in thousands of dollars)

Beginning gross unearned premium	$11,776	$10,738	$1,038	9.7%
Beginning ceded unearned premium	(4,175)	(4,163)	(12)	(0.3%)
Beginning net unearned premium	7,601	6,575	1,026	15.6%

Direct premiums written	12,479	13,397	(918)	(6.9%)
Ceded premiums written	(4,492)	(4,792)	300	6.3%
Net premiums written	7,987	8,605	(618)	(7.2%)

Ending gross unearned premium	11,658	11,942	(284)	(2.4%)
Ending ceded unearned premium	(4,089)	(4,318)	229	5.3%
Ending net unearned premium	7,569	7,624	(55)	(0.7%)
Net premiums earned	$8,019	$7,556	$466	6.2%

During the first six months of 2006, direct and net premiums written decreased. This decrease resulted from competitive pressure on renewal rates for larger law firms, primarily in Michigan and Florida.

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

Fees and Commissions. Fees and commissions originate from two primary sources. First are membership fees, which are earned by Lawyers Direct Risk Purchasing Group ("Lawyers Direct"), an affiliate organized and managed by Services, as part of the Lawyers Direct(r) program for one to five person law firms. Second are commissions, which are earned from placing insurance with unrelated third parties and performing management services. Fees and commissions earned in the first half of 2006 were $444, an increase of $280 when compared to the first half of 2005. While fees from Lawyers Direct were $10 less than in 2005, commission income increased $290. This resulted from placing more business with other carriers in 2006 and the reversal of contingent ceding commissions in 2005 caused by adverse loss development.

Net Investment Income. Net investment income is comprised of interest on fixed maturity investments and realized investment gains and losses. The net investment income increase of $215 or 42% in the first six months of 2006 as compared to 2005 is primarily attributable to an improvement in average yield resulting from an increase in interest rates. The tax equivalent book yield on the portfolio increased 80 basis points from a year ago and is now over 4.3%.

Finance and Other Income. Finance income is generated from premium financing incidental to the sale of PDIC’s insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. Finance income was $24 higher in the first half of 2006 than in the first half of 2005, principally because the rate being charged was increased in the fourth quarter of 2005. During the first six months of 2006, PDIC redeemed 341 surplus certificates as part of a redemption program. This redemption resulted in an unusual gain of $157, the portion of principal surplus certificate holders forgave in return for early redemption.

Losses and Loss Adjustment Expenses. Overall profitability is materially influenced by the loss estimate for current year claims, plus the favorable or adverse development related to estimates for prior years’ claims. During the first six months of 2006, PDIC recorded losses and loss adjustment expenses of $5,970 of which $5,585 was for claims made and reported in 2006 and $385 was for claims made and reported in prior years. During the first six months of 2005, PDIC recorded losses and loss adjustment expenses of $7,276 of which $5,320 was for claims made and reported in 2005 and $1,956 was for claims made and reported in prior years. The increases in prior years’ losses resulted from adjusting those years’ loss ratios to reflect current experience.

The loss ratio is the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The loss ratio for the first six months of 2006 was 74.4% compared to 96.3% in 2005. In the first half of 2006, the increase in estimate for prior years’ claims resulted in an increase in the loss ratio of 4.8%. In the first half of 2005, the increase in estimate for prior years’ claims resulted in an increase in the loss ratio of 25.9%.

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

In the years after a claim is reported, there is a significant amount of uncertainty over what the ultimate loss will be. Therefore, the estimate of future loss costs for claims recently reported tends to be less accurate. As claims get older, the estimate of future loss costs may be less inaccurate, but are still subject to material fluctuations until the claims are paid or otherwise closed. Eventually, all claims in a particular year are paid or closed and no additional development, favorable or adverse, will be experienced because the amount of the loss is certain.

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

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Claims may not be brought until several years after the acts or omissions that gave rise to the claim occurred. Ultimate loss costs, even for similar events, vary significantly depending upon many factors. Professional liability claims are typically resolved over an extended period of time, often three years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial expertise and the application of significant judgment. Such estimates require periodic revision. PDIC’s current reserve policy recognizes this uncertainty by maintaining case supplement reserves (commonly referred to as IBNR reserves) to provide for the possibility that actual results may be less favorable compared to the estimated costs as developed during the normal case reserve estimation process. The case supplement reserve is determined by estimating the ultimate liability for all claims which have been made and reported and then subtracting the case reserves. Case supplement reserves as a percentage of total reserves at June 30, 2006 were 42.9%. PDIC does not discount its reserves to recognize the time value of money.

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

Operating and Administrative Expenses. Operating and administrative expenses for the first six months of 2006 compared to the same period for 2005 increased $196 or 10.4%. This increase is the result of reduced ceding commissions earned in 2006 compared to 2005 and increased compensation costs and insurance assessments. Ceding commissions have declined consistent with decreases in ceded premium and account for $95 of the increase. Compensation costs and insurance assessments account equally for the remainder of the increase.

Interest Expense. Interest expense for the first six months of 2006 increased $62 from the same period in 2005 because of increases in interest rates and outstanding debt.

Income Taxes. The effective federal income tax rate for the 2006 expense is 28.4% and for the 2005 benefit is 35.5%. While the 2005 effective rate approximates the expected rate, the 2006 effective rate is lower because of tax-exempt interest income.

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

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, generally increases. At the same time, the overall yield on new investments tends to decrease. When interest rates increase, the opposite effects are realized. Interest rates continue to climb from the historical lows experienced in the last few years. We believe that it is unlikely material gains will be realized on portfolio assets or be a source of liquidity during 2006.

At June 30, 2006, cash and cash equivalents totaled $4,410 which management believes represents the liquid assets necessary to meet operating, loss and reinsurance payments.

Our net cash flow from operations for the first six months of 2006 was $604 compared to $1,165 for the first six months of 2005, a decrease of $561. As written and ceded premiums stabilize, so does cash flow from operations. Cash flow for both periods was invested in fixed maturities and used to repay lines of credit and redeem surplus certificates.

To provide additional liquidity, we have three lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank’s prime rate. The second line for $1,000 can be used for general corporate purposes and bears interest at 1% over the bank’s prime rate. The third line is a $3,000 declining balance facility that matures October 1, 2006. As a result of the declining balance feature, the maximum credit available under this facility at June 30, 2006 was $1,600. None of the lines had outstanding balances as of June 30, 2006. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The Company was in compliance with all covenants as of June 30, 2006. The bank has a security interest in substantially all assets of the Company, Services and Finance. In addition, the shares of PDIC are pledged, subject to the rights of policyholders under insurance laws and the authority of insurance regulators.

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

Critical Accounting Estimates and Judgments:

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 20 through 23 of the Annual Report to Shareholders for the year ended December 31, 2005. Certain of these policies are important to the portrayal of the Company’s financial condition, because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

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

Item 3.  Controls and Procedures

The Company’s Chief Executive Officer and Vice President of Finance, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 9, 2006, the Company held its 2006 Annual Meeting of Shareholders. The purpose of the meeting was to elect three directors for terms expiring in 2009.

Three candidates nominated by the Governance Committee of the Board of Directors were elected by the shareholders to serve as directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Term Expires	Shares Voted

David W. Crooks	2009	For	181,514
		Withheld	2,000

Thomas F. Dickinson	2009	For	166,914
		Withheld	16,600

Blake W. Krueger	2009	For	168,114
		Withheld	15,400

The following directors continued as directors of the Company after the meeting:

Continuing Directors with Terms Expiring in 2008:

Stephen M. Tuuk
Thomas J. Ryan
Joseph A. Fink

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

Date: August 14, 2006	PROFESSIONALS DIRECT, INC. /s/ Stephen M. Tuuk
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