Form 10QSB
period 2006-09-30
PROFESSIONALS DIRECT INC
filed 2006-11-14
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

There were 333,300 shares of Common Stock outstanding as of October 31, 2006.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

PART I.	FINANCIAL INFORMATION	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet - September 30, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 (Unaudited) and September 30, 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3. Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 6. Exhibits	15

Signatures		16

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
September 30,	2006
(000)
Assets

Fixed maturities held to maturity, at amortized cost	$5,180
Fixed maturities available for sale, at fair value	27,204
Other invested asset, at cost which approximates fair value	290

Total investments	32,674

Cash and cash equivalents	10,984
Receivables:
Amounts due from reinsurers	20,676
Other	1,939
Prepaid reinsurance premiums	4,437
Deferred acquisition costs	1,450
Net deferred federal income taxes	1,431
Other assets	1,379

Total Assets	$74,970

Liabilities and Shareholders’ Equity

Liabilities
Loss and loss adjustment expense reserves	$38,203
Unearned premiums	12,270
Amounts due to reinsurers	2,395
Other liabilities	2,043
Accrued interest	1,328
Surplus certificates	1,901
Trust preferred securities	5,000

Total Liabilities	63,140

Shareholders’ Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,300 shares issued and outstanding)	3,204
Retained earnings	8,940
Accumulated other comprehensive loss	(314)

Total Shareholders’ Equity	11,830

Total Liabilities and Shareholders’ Equity	$74,970

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$3,936	$3,887	$11,955	$11,443
Fees and commissions	262	222	706	386
Net investment income	363	289	1,090	801
Finance and other income - including unusual gain of $73 and $230 in 2006 (Note 3)	123	39	374	109

Total revenues	4,684	4,437	14,125	12,739

Expenses
Losses and loss adjustment expenses	3,096	2,590	9,066	9,866
Operating and administrative	991	951	3,067	2,831
Interest	133	141	414	360

Total expenses	4,220	3,682	12,547	13,057

Income (loss) before federal income taxes (benefit)	464	755	1,578	(318)

Federal income taxes (benefit)	121	243	437	(138)

Net income (loss)	343	512	1,141	(180)

Other comprehensive income (loss) (net of tax (benefit) of $135, $(73), $47 and $(85), respectively)	262	(141)	91	(165)

Comprehensive income (loss)	$605	$371	$1,232	$(345)

Per share of common stock (not in thousands):
Basic and diluted net income (loss) per share	$1.03	$1.54	$3.42	$(.54)
Basic and diluted comprehensive income (loss) per share	1.81	1.11	3.69	(1.03)

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(000)	(000)
Operating Activities
Net income (loss)	$1,141	$(180)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred federal income tax (benefit)	100	(54)
Gain from redemption of surplus certificates	(230)	-
Depreciation and amortization	490	631
Changes in operating assets and liabilities:
Amounts due from reinsurers	(2,801)	(9,697)
Other receivables	(38)	(286)
Prepaid reinsurance premiums	(262)	(472)
Federal income taxes recoverable	(326)	-
Deferred acquisition costs	(72)	(104)
Other assets	(52)	368
Loss and loss adjustment expense reserves	2,735	12,854
Amounts due to reinsurers	540	324
Unearned premiums	494	1,980
Other liabilities	(54)	317
Accrued interest	(325)	98

Net cash from operating activities	1,340	5,779

Investing Activities
Cost of fixed maturities acquired	(9,847)	(4,750)
Proceeds from sales or maturities of fixed maturities	11,115	5,274
Cost of property and equipment acquired	(359)	(166)

Net cash from investing activities	909	358

Financing Activities
Repayments of surplus certificates	(400)	-
Net repayments under lines of credit	(170)	(2,237)
Repurchase of common stock	(4)	-
Payment of debt issue costs	-	(119)
Proceeds from issuance of trust preferred securities	-	3,000

Net cash from (for) financing activities	(574)	644

Net Increase in Cash and Cash Equivalents	1,675	6,781

Cash and Cash Equivalents, beginning of period	9,309	4,394

Cash and Cash Equivalents, end of period	$10,984	$11,175

Supplemental Disclosures of Cash Flow Information
Federal income tax payments (recoveries) - net	$663	$(537)
Interest payments	739	262

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Professionals Direct Insurance Company (PDIC), a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., an inactive Michigan professional employer organization; Professionals Direct Finance, Inc. (Finance), a premium finance company; and Professionals Direct Insurance Services, Inc. (Services), a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance), plus Lawyers Direct Risk Purchasing Group, which the Company controls. Professionals Direct Statutory Trust I and II are accounted for under the equity method in the accompanying financial statements. They are not consolidated because the Company is not the primary beneficiary.

The condensed consolidated financial statements and notes as of and for the three and nine month periods ended September 30, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. Income per Share

Basic income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (333,346 and 333,448 for the three and nine months ended September 30, 2006 respectively, and 333,500 for the three and nine months ended September 30, 2005). Diluted income per share is equal to basic income per share because there are no dilutive instruments outstanding.

3.  Unusual Gain

Other income includes an unusual gain of $73,000 and $230,000 for the three and nine months ended September 30, 2006, respectively, the portion of principal surplus certificate holders forgave in return for early redemption.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis for the nine months ended September 30, 2006 should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of our financial condition and results of operations contains certain forward-looking statements. A discussion of the limitations of forward-looking statements appears at the end of this section.

Introduction

Revenues increased for all lines when compared to 2005. Losses and loss adjustment expenses decreased when compared to 2005 because there was significantly less adverse development in 2006. The following table and discussion compares the financial results for 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$11,955	$11,443		$512	4.5%
Fees and commissions	706	386		320	82.9%
Net investment income	1,090	801		289	36.1%
Finance and other income	374	109		265	243.1%
Total revenues	14,125	12,739		1,386	10.9%
Expenses:
Losses and loss adjustment expenses	9,066	9,866		(800)	(8.1%	)
Operating and administrative	3,067	2,831		236	8.3%
Interest	414	360		54	15.0%
Total expenses	12,547	13,057		(510)	(3.9%	)
Income (loss) before federal income taxes (benefit)	1,578	(318)		1,896	596.2%
Federal income taxes (benefit)	437	(138)		575	416.7%
Net income (loss)	$1,141	$(180	) $	1,321	733.9%
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$43,658	$44,063		$(405)	(0.9%	)
Total assets	74,970	71,083		3,887	5.5%
Total liabilities	63,140	61,140		2,000	3.3%
Total shareholders’ equity	11,830	9,943		1,887	19.0%
Per Share Data (not in thousands):
Net income (loss)	$3.42	$(.54	) $	3.96	733.3%
Shareholders’ equity	$35.49	$29.81		$5.68	19.1%

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for the first nine months and third quarter of 2006 with comparisons to 2005.

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

The effects of these changes are seen in the table below:

	Nine Months Ended September 30,
	2006	2005	Change	Percent Change
	(in thousands of dollars)

Beginning gross unearned premium	$11,776	$10,738	$1,038	9.7%
Beginning ceded unearned premium	(4,175)	(4,163)	(12)	(0.3%	)
Beginning net unearned premium	7,601	6,575	1,026	15.6%

Direct premiums written	19,354	20,413	(1,059)	(5.2%	)
Ceded premiums written	(7,168)	(7,462)	294	3.9%
Net premiums written	12,186	12,951	(765)	(5.9%	)

Ending gross unearned premium	12,270	12,718	(448)	(3.5%	)
Ending ceded unearned premium	(4,437)	(4,635)	198	4.3%
Ending net unearned premium	7,833	8,083	(250)	(3.1%	)
Net premiums earned	$11,954	$11,443	$511	4.5%

During the first nine months of 2006, direct and net premiums written decreased. This decrease resulted from competitive pressure on renewal rates for larger law firms, primarily in Michigan and Florida.

For policies with 2006 effective dates, PDIC’s retention is unchanged from 2005. Decisions on the appropriate level of reinsurance are impacted by a variety of factors from pricing, to availability and credit quality of reinsurers, and our level of surplus. As such, retentions may vary from year to year. After analyzing our surplus, we decided to maintain our retention level, which market conditions allowed us to do.

Fees and Commissions. Fees and commissions originate from two primary sources. First are membership fees, which are earned by Lawyers Direct Risk Purchasing Group ("Lawyers Direct"), an affiliate organized and managed by Services, as part of the Lawyers Direct® program for one to five person law firms. Second are commissions, which are earned from placing insurance with unrelated third parties and performing management services. Fees and commissions earned in the first nine months of 2006 were $706, an increase of $320 when compared to the first nine months of 2005. While fees from Lawyers Direct were $16 less than in 2005, commission income increased $336. This resulted from placing more business with other carriers in 2006 and the reversal of contingent ceding commissions in 2005 caused by adverse loss development.

Net Investment Income. Net investment income is comprised of interest on fixed maturity investments and realized investment gains and losses. The net investment income increase of $289 or 36% in the first nine months of 2006 as compared to 2005 is primarily attributable to an improvement in average yield resulting from an increase in interest rates. The tax equivalent book yield on the portfolio increased 89 basis points from a year ago and is now over 4.4%.

Finance and Other Income. Finance income is generated from premium financing incidental to the sale of PDIC’s insurance policies. Premium financing is offered to PDIC policyholders in Michigan and selected other states. Finance income was $35 higher in the first nine months of 2006 than in the first nine months of 2005, principally because the rate being charged was increased in the fourth quarter of 2005. During the first nine months of 2006, PDIC redeemed 630 surplus certificates as part of a redemption program. This redemption resulted in an unusual gain of $230, the portion of principal surplus certificate holders forgave in return for early redemption.

Losses and Loss Adjustment Expenses. Overall profitability is materially influenced by the loss estimate for current year claims, plus the favorable or adverse development related to estimates for prior years’ claims. During the first nine months of 2006, PDIC recorded losses and loss adjustment expenses of $9,066 of which $8,681 was for claims made and reported in 2006 and $385 was for claims made and reported in prior years. During the first nine months of 2005, PDIC recorded losses and loss adjustment expenses of $9,866 of which $7,910 was for claims made and reported in 2005 and $1,956 was for claims made and reported in prior years. The increases in prior years’ losses resulted from adjusting those years’ loss ratios to reflect current experience.

The increase in incurred losses in the third quarter of 2006 over 2005 resulted from using a current report year loss ratio greater than that used to estimate June 30, 2006 reserves. The higher loss ratio approximates our historic loss ratio which is recommended by our outside actuary for interim use pending the actuarial valuation to be performed as of December 31, 2006.

Loss ratios are the sum of losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned. The loss ratio for the first nine months of 2006 was 75.8% compared to 86.2% in 2005. Adjustments to prior years’ claim estimates contributed 3.2% and 17.1% to the respective 2006 and 2005 loss ratios.

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

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Claims may not be brought until several years after the acts or omissions that gave rise to the claim occurred. Ultimate loss costs, even for similar events, vary significantly depending upon many factors. Professional liability claims are typically resolved over an extended period of time, often three years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial expertise and the application of significant judgment. Such estimates require periodic revision. PDIC’s current reserve policy recognizes this uncertainty by maintaining case supplement reserves (commonly referred to as IBNR reserves) to provide for the possibility that actual results may be less favorable compared to the estimated costs as developed during the normal case reserve estimation process. The case supplement reserve is determined by estimating the ultimate liability for all claims which have been made and reported and then subtracting the case reserves. Case supplement reserves as a percentage of total reserves at September 30, 2006 were 33.8%. PDIC does not discount its reserves to recognize the time value of money.

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

Operating and Administrative Expenses. Operating and administrative expenses for the first nine months of 2006 compared to the same period for 2005 increased $236 or 8.3%. This increase is the result of reduced ceding commissions (consistent with the decrease in ceded written premiums) earned in 2006 compared to 2005 of $109 and increased compensation costs and insurance assessments of $127.

Interest Expense. Interest expense for the first nine months of 2006 increased $54 from the same period in 2005 because of increases in interest rates and net outstanding debt.

Income Taxes. The effective federal income tax rate for the 2006 expense is 27.7% and for the 2005 benefit is 43.4%. Both years’ rates depart from the expected rate as a result of the impact of tax-exempt interest income.

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

At September 30, 2006, cash and cash equivalents totaled $10,984. This amount is higher than would be typical in anticipation of a significant claim to be paid out shortly after the close of the quarter. Management believes the total cash and cash equivalents represent the liquid assets necessary to meet operating, loss and reinsurance payments.

Our net cash flow from operations for the first nine months of 2006 was $1,340 compared to $5,779 for the first nine months of 2005, a decrease of $4,439. As written and ceded premiums have stabilized, so has cash flow from operations. Cash flow for both periods was invested in fixed maturities and used to repay lines of credit and redeem surplus certificates.

To provide additional liquidity, we have two lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank’s prime rate. The second line for $1,000 can be used for general corporate purposes and bears interest at 1% over the bank’s prime rate. Neither of the lines had outstanding balances as of September 30, 2006. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The Company was in compliance with all covenants as of September 30, 2006. Debt under these lines is secured by substantially all assets of Services, Finance and the Company, including shares of PDIC subject to the rights of policyholders under insurance laws and the authority of insurance regulators. A third line of credit matured October 1, 2006 and was not renewed.

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

Critical Accounting Estimates and Judgments:

The Company’s significant accounting policies are presented on pages 20 through 23 of the Annual Report to Shareholders for the year ended December 31, 2005. Certain of these policies are important to the portrayal of the Company’s financial condition, because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2006	200	$20.00
August 1 - 31, 2006
September 1 - 30, 2006
Total	200	$20.00
_____________________
(1)	200 shares of Common Stock were repurchased by the Company from one shareholder in a single private transaction and not pursuant to a publicly announced plan or program.

Item 6.  Exhibits

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PROFESSIONALS DIRECT, INC.

/s/ Stephen M. Tuuk
Date: November 14, 2006	Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)

/s/ Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB/A filed on July 8, 2002. Here incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed “filed” as part of this filing.