Form 10KSB
period 2006-12-31
PROFESSIONALS DIRECT INC
filed 2007-03-30
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to _____________________

Commission File Number: 000-49786

PROFESSIONALS DIRECT, INC.
(Name of Small Business Issuer in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-3324634 (I.R.S. Employer Identification No.)

5211 Cascade Road, S.E. Grand Rapids, Michigan (Address of Principal Executive Offices)	49546 (Zip Code)

Issuer’s Telephone Number, Including Area Code:  (616) 456-8899

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
Yes             No      X

The issuer’s revenues for the year ended December 31, 2006, were $18,906,000.

As of March 15, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,650,625. This amount is based on the sale price of $25 per share for the registrant’s stock as of such date.

As of March 15, 2007, the registrant had outstanding 333,300 shares of common stock.

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

Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Other factors, some of which are listed below, also influence the results of operations, financial condition and business of the Company and its subsidiaries:

•	future economic conditions and the legal and regulatory environment in the markets served by the Company’s subsidiaries;

•	re-insurance market conditions, including changes in pricing and availability of re-insurance;

•	financial market conditions, including, but not limited to, changes in interest rates and the values of investments;

•	inflation;

•	credit worthiness of the issuers of investment securities, reinsurers and others with whom the Company and its subsidiaries do business;

•	estimates of loss reserves and trends in losses and loss adjustment expenses;

•	changing competition;

•	the Company’s ability to execute its business plan;

•	the effects of war and terrorism on investment and reinsurance markets;

•	the effects of hurricanes, earthquakes and other natural disasters on investment and reinsurance markets;

•	changes in financial ratings issued by independent organizations, including A.M. Best, Standard & Poors and Moody’s;

•	the Company’s ability to enter new markets successfully and capitalize on growth opportunities; and

•	changes in the laws, rules and regulations governing insurance holding companies and insurance companies, as well as applicable tax and accounting matters.

Changes in any of these factors, or others, could have an adverse affect on the business, results of operations, or business of the Company or its subsidiaries. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Description of Business.

Business Development

Professionals Direct, Inc. (the “Company”) was organized in 1996 as a Michigan corporation. The Company is primarily a holding company for several subsidiaries, including Professionals Direct Insurance Company (f/k/a Michigan Lawyers Mutual Insurance Company) (“PDIC”), a Michigan domiciled stock property and casualty insurance company. The current organizational structure is as follows:

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

As of December 31, 2006, 1,603 Surplus Certificates were outstanding. The outstanding Surplus Certificates are treated as senior subordinated debt of PDIC, which must be redeemed before any distributions can be made by PDIC to its sole shareholder, the Company, but are in all other respects subordinated to the claims of policyholders and subject to all other limitations provided for in the Surplus Certificates and under applicable law.

Business of Issuer

The Company is a holding company whose primary assets are the outstanding stock of its wholly-owned subsidiaries:

•
Professionals Direct Insurance Company - provides lawyers professional liability insurance to lawyers and law firms in various states, with 34% of current-year earned premium from the State of Michigan.

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

•
Professionals Direct Employer Organization, Inc. - has no current operations and no material assets. The Company intends to use this entity to implement additional services that compliment its current businesses.

•	Professionals Direct Statutory Trust I - was formed in 2002 to facilitate the issuance of trust preferred securities.

•	Professionals Direct Statutory Trust II - was formed in 2005 to facilitate the issuance of trust preferred securities.

Business Strategies. The business strategy the Company and its subsidiaries intend to pursue has several components:

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

Marketing and Distribution. Services markets LPL polices for PDIC as well as for other insurance companies. Services is the source of 100% of PDIC’s business. Services has agreements with various independent agencies to allow them to place business with PDIC as sub-producers of Services. In 2006 PDIC wrote insurance policies in 32 states.

Claims. In responding to claims, PDIC emphasizes timely investigation, evaluation and fair settlement while controlling claims expense and maintaining adequate reserves. The claims operation is centralized in Grand Rapids, Michigan. Law firms are employed as necessary to assist in the defense of claims.

The Lawyers Direct Risk Purchasing Group. The Lawyers Direct Risk Purchasing Group (the “Group”) is a Michigan non-profit corporation that was formed to facilitate the purchase of liability insurance by certain of PDIC’s insureds. Although the Company does not own the Group, the Company’s executive officers are the sole members of the Group’s board of directors. Because the Company exercises significant control over the Group, its activity is included in the Company’s consolidated financial statements.

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

In evaluating the financial and operating performance of PDIC, A. M. Best and S&P review, among other factors, the profitability, leverage and liquidity of PDIC, its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A. M. Best or S&P will not reduce PDIC’s current rating. The Company believes that its current reserves are adequate to cover future losses. A. M. Best and S&P ratings are not intended to protect investors. Accordingly, PDIC’s ratings should not be relied upon as a basis for an investment decision relative to the common stock of the Company.

Competition. The property and casualty insurance business is highly competitive. PDIC has both Michigan-based competitors and out-of-state competitors for its product offerings. Some of these competitors are larger and have much greater financial, technical and operating resources than do the Company and its subsidiaries. The Company believes that competition is based primarily on the following factors:

•	price of insurance products,

•	quality of insurance products,

•	quality and speed of service and claims response,

•	financial strength,

•	A. M. Best rating and other ratings,

•	sales and marketing capability, and

•	technical expertise in a specialty area.

The Company’s top commercial competitors are as follows:

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

The ability of the Company to compete successfully in the future is expected to depend in part on factors that it cannot control, such as market conditions, ratings and regulatory conditions.

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

In addition to state-imposed insurance laws and regulations, the OFIS applies the requirements adopted by the National Association of Insurance Commissioners (the “NAIC”) that require insurance companies to calculate and report information under a risk-based formula that attempts to measure capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The NAIC has also developed a set of financial ratios, referred to as the “Insurance Regulatory Information System,” or “IRIS,” for use by state insurance regulators in monitoring the financial condition of insurance companies. The NAIC has established an acceptable range of values for each of the IRIS financial ratios. Generally, an insurance company will become the subject of increased scrutiny when four or more of its IRIS ratio results fall outside the range deemed acceptable by the NAIC. For 2006, two of PDIC’s IRIS ratios generated exceptional values. PDIC's investment yield ratio generated an exceptional value as a result of interest expense recognized in connection with the redemption of surplus certificates that reduced net investment income in the current year. The two-year reserve development to policyholders’ surplus generated a value of 27. The ratio was impacted by the combination of current year adverse development combined with the adverse development from 2005.

Most states, including Michigan, have enacted legislation that regulates insurance holding company systems. Each insurance company in a holding company system is required to register with the insurance supervisory agency of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws permit the OFIS and any other relevant insurance departments to examine the Company and its insurance subsidiaries at any time, to require disclosure of material transactions with the Company and to require prior approval of transactions, such as extraordinary dividends from PDIC to the Company. All transactions within the holding company system between the Company and its subsidiaries must be fair and equitable. Under Michigan law, the maximum dividend that may be paid by PDIC to the Company during any twelve-month period without prior approval of the OFIS is the greater of 10% of PDIC’s statutory surplus as reported on the most recent annual statement filed with the OFIS or the net income of PDIC for the period covered by such annual statement. In addition to the restrictions imposed by Michigan law, PDIC is prohibited from making any distributions to the Company until such time as the Surplus Certificates are repaid in full.

The Michigan Insurance Code requires that the Insurance Commissioner receive prior notice of and approve a change of control for either PDIC or the Company. The Michigan Insurance Code contains a complete definition of “control.” In simplified terms, a person, corporation or other entity would obtain “control” of PDIC or the Company if the person or entity possessed, had a right to acquire possession of, or had the power to direct any other person acquiring possession of, directly or indirectly, 10% or more of the voting securities of either company. To obtain approval for a change of control, the proposed acquirer must file an application with the Insurance Commissioner containing detailed information such as the identity and background of the acquirer and its affiliates, the sources of and amount of funds to be used to effect the acquisition and financial information regarding the proposed acquirer.

Employees. As of December 31, 2006, the Company and its subsidiaries had 41 full-time employees and 43 total employees.

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

The Company maintains its principal executive offices at 5211 Cascade Road, Grand Rapids, Michigan, where approximately 9,450 square feet of space is leased from an unaffiliated landlord. The space is leased under a lease through June 30, 2016. The lease agreement provides the Company with the ability to acquire additional space in the future if needed and a right of first refusal to purchase the building. This location is adequate for the Company’s present needs.

The Company’s primary assets are the shares of stock in its subsidiaries. The Company and its subsidiaries do not ordinarily invest in real estate, interests in real estate, real estate mortgages or interests in companies primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

From time to time, the Company is party, as plaintiff or defendant, to legal proceedings that are incidental to its business. No pending litigation is considered material at this time.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information. There is no active public trading market for the Company’s securities. Bid and asked quotations for the Company’s securities may be reported on the over-the-counter bulletin board (the “OTC”) under the symbol PFLD. Transactions in the Company’s securities are occasionally effected by individuals through the OTC or on an informal basis. The prices at which such transactions are effected are only occasionally reported to the Company.

Holders. As of December 31, 2006, there were approximately 667 record holders of the Company’s common stock.

Dividends. The Company has never declared a cash dividend on its common stock. Payment of dividends by the Company may be contingent on the receipt of dividends from PDIC. The payment of dividends by PDIC is subject to limitations imposed by the Michigan Insurance Code and the plan that governed the Company’s Conversion. PDIC is not permitted to make distributions until such time as all Surplus Certificates are redeemed.

Equity Compensation Plans. The following table provides information about the Company’s equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	n/a	70,000

Equity compensation plans not approved by security holders	0	n/a	0

Total	0	n/a	70,000
____________
(1)
Consists of the Professionals Direct, Inc. Outside Directors' Deferred Compensation Plan and the Professionals Direct, Inc. Employee and Director Stock Purchase Plan. The numbers of shares reflected in column (c) in the table above with respect to the Outside Directors’ Deferred Compensation Plan (35,000 shares) and Employee and Director Stock Purchase Plan (35,000 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right. Each plan listed above contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.
The following discussion and analysis for the years ended December 31, 2006 and 2005 should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of our financial condition and results of operations contains certain forward-looking statements. A discussion of the limitations of forward looking statements appears at the end of this section.

Introduction

Revenues increased during 2006 for all lines. Total expenses for 2006 decreased slightly, the result of lower losses and loss adjustment expenses (“LAE”) offset by higher operating and administrative expenses and increased interest costs. For the year, net income increased significantly when compared to 2005. The following table and discussion compares the financial results for 2006 and 2005:

	Years Ended
	2006	2005	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$16,033	$15,375	$658	4.3%
Fees and commissions	952	792	160	20.2%
Net investment income	1,498	1,171	327	27.9%
Finance and other income	423	153	270	176.5%
Total revenues	18,906	17,491	1,415	8.1%
Expenses:
Losses and LAE	11,860	12,521	(661)	(5.3%)
Operating and administrative	4,218	3,785	433	11.4%
Interest	554	506	48	9.5%
Total expenses	16,632	16,812	(180)	(1.1%)
Income before federal income tax	2,274	679	1,595	234.9%
Federal income tax	646	177	469	265.0%
Net income	$1,628	$502	$1,126	224.3%
Selected Balance Sheet Data: (at year end)
Total investments and cash	$42,714	$43,407	($693)	(1.6%)
Total assets	69,211	71,348	(2,137)	(3.0%)
Total liabilities	56,886	60,746	(3,860)	(6.4%)
Total shareholders’ equity	12,325	10,602	1,723	16.3%
Per Share Data:
Net income	$4.88	$1.51	$3.37	223.2%
Shareholders’ equity	$36.98	$31.79	$5.19	16.3%

Results of Operations (000 omitted):

The following is a summary and analysis of the material revenue and expense components of our operational results for 2006 with comparisons to 2005.

Net Premiums Earned. Net premiums earned is equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers) and is our primary source of revenue. The increase in net premiums earned is the result of higher beginning net unearned premium partially offset by lower net premiums written. Higher beginning gross unearned premium in 2006 resulted from increased direct premiums written in 2005. The effects of these changes are seen in the table below:

	Years Ended
	2006	2005	Change	Percent Change
	(in thousands of dollars)
Beginning gross unearned premium	$11,776	$10,738	$1,038	9.7%
Beginning ceded unearned premium	(4,175)	(4,163)	(12)	(0.3%)
Beginning net unearned premium	7,601	6,575	1,026	15.6%

Direct premiums written	25,181	25,902	(721)	(2.8%)
Ceded premiums written	(9,082)	(9,501)	419	4.4%
Net premiums written	16,099	16,401	(302)	(1.8%)

Ending gross unearned premium	11,785	11,776	9	0.1%
Ending ceded unearned premium	(4,118)	(4,175)	57	1.4%
Ending net unearned premium	7,667	7,601	66	0.9%
Net premiums earned	$16,033	$15,375	$658	4.3%

Direct premiums written were 2.8% lower in 2006 than in 2005. This decrease primarily resulted from a 2.4% reduction in the number of attorneys insured because of competitive pressures on renewal rates for larger law firms, primarily in Michigan and Florida. Net premiums written in 2006 were 1.8% lower than in 2005. This decrease was mitigated by the decrease in ceded premiums written resulting from policyholders reducing their policy limits or finding coverage with other carriers.

For policies with 2006 effective dates, PDIC’s retention is unchanged from 2005. Decisions on the appropriate level of reinsurance are impacted by a variety of market factors from pricing, to availability and credit quality of reinsurers, and our level of surplus. As such, reinsurance retentions may vary from year to year. After analyzing our surplus, we decided to maintain our retention level, which market conditions allowed us to do. In 2007, our reinsurance retention will increase slightly as market conditions were less favorable than in 2004 - 2006. Under the 2007 agreements, the maximum loss that will be retained by PDIC will increase from $250 to $275.

Fees and Commissions. Fees and commissions originate from two primary sources. First are membership fees, which are earned by Lawyers Direct Risk Purchasing Group, Inc. (“Lawyers Direct”), an affiliate organized, formed and managed by Services as part of the Lawyers Direct® program for one to five person law firms. Second are commissions, which are earned by Services from placing insurance with unrelated third parties and performing management services. Fees and commission income earned was $952 in 2006, an increase of $160 or 20.2%, compared to 2005. While fees from Lawyers Direct were $16 less than in 2005, commission income increased by $176. This resulted from placing more business with other carriers in 2006 and the reversal of contingent ceding commissions in 2005 caused by adverse loss development.

Net Investment Income. Net investment income is comprised of interest on fixed maturity investments, short-term investments and realized investment gains and losses. The net investment income increase of $327 or 27.9% in 2006 as compared to 2005 is primarily attributable to an improvement in average yield resulting from an increase in interest rates. The tax equivalent book yield on the portfolio increased 77 basis points from a year ago and is now over 4.6%. This increase fully accounts for the change in net investment income.

Finance and Other Income. Income generated from premium financing incidental to the sale of PDIC’s insurance policies in Michigan and selected other states was $39 higher in 2006 than in 2005, principally because the rate charged was increased in the fourth quarter of 2005. Other income in 2006 (none in 2005) of $231 was an unusual gain from principal forgiven by holders of surplus certificates in return for early redemption.

Losses and Loss Adjustment Expenses (“LAE”). Overall profitability is materially influenced by the loss estimate for current year claims, plus the favorable or adverse development related to estimates for prior years’ claims. For 2006, PDIC recorded losses and LAE of $11,860, of which $10,675 was for current year losses and $1,185 was for prior years’ losses. For 2005, PDIC recorded losses and LAE of $12,521 of which $11,212 was for 2005 losses and $1,309 was for losses prior to 2005. Adjustments to prior year claims estimates are continually made to reflect current information and settlement experience. Incurred losses are determined based on loss reserve estimates which are set after considering the results of the reserve analysis performed by our independent actuary.

Loss ratios are the sum of incurred losses and LAE expressed as a percentage of net premiums earned. The loss ratio for 2006 was 74.0% compared to 81.4% for 2005. Loss ratios are the combination of two factors. First is the current year loss provision. As a result of lower claim frequency and higher net premium per policy in 2006, the provision for current year losses is 66.6% compared to 72.9% for 2005. Second is the change in estimate of prior years’ losses. This change added 7.4% and 8.5% to the 2006 and 2005 loss ratios, respectively.

Nearly 80% of the 2006 adverse development is from the 2003 report year where a small number of claims settled for more than anticipated. In addition to the direct impact on current year losses, these higher settlements increased the actuarial estimate of remaining liabilities. As a result, the 2003 pure loss ratio (excludes unallocated loss adjustment expenses) increased to 69.2% compared to the weighted average pure loss ratio of 65.5% for the past five report years. Year to year volatility in loss ratios is not unusual given the complex nature of lawyers professional liability claims and multi-year settlement periods and because our loss reserves are material, small percentage changes in loss reserves can materially impact loss ratios as well as results of operations. Because the contributing events could not be anticipated, recognition of this adverse development in the current year is appropriate.

Operating and Administrative Expenses. Operating and administrative expenses for 2006 compared to 2005 increased $433 or 11.4%. This increase is the result of reduced ceding commissions (consistent with the decrease in ceded premiums written) earned in 2006 compared to 2005 of $166 and increased compensation costs and insurance assessments of $267.

Interest Expense. Interest expense in 2006 increased $48 from 2005 because of increases in interest rates charged on our long-term variable rate debt and a full year of interest expense on debt entered into on June 30, 2005.

Income Taxes. The effective federal income tax rate was 28.4% for 2006 compared to 26.1% for 2005. Both years’ rates depart from the expected rate as a result of the impact of tax-exempt interest income.

Financial Condition, Liquidity, and Capital Resources (000 omitted):

Professionals Direct, Inc. is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, management fees and dividends from its subsidiaries represent the principal source of funds for its obligations, including debt service. Management fees paid by PDIC must be pre-approved by OFIS, the regulatory body in Michigan responsible for the oversight of the insurance subsidiary. Under terms of the plan that governed the Company’s conversion, PDIC is prohibited from making any dividend payments to the parent holding company until such time as the surplus certificates are redeemed. Management fees paid by the remaining subsidiaries are determined from time-to-time by the Board of Directors. Payment of management fees and dividends by our other subsidiaries are limited only by solvency requirements.

The primary sources of liquidity, on both a short-term and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance, and proceeds from the maturity or sale of invested assets. The primary uses of cash, on both a short-term and long-term basis, are losses, LAE, operating expenses, reinsurance premiums, taxes, debt repayment and acquisition of investments.

Trends or uncertainties that may impact short-term or long-term liquidity include the impact that hard or soft market conditions may have on premium rates we can charge, changes in the cost and availability of reinsurance and changes in interest rates effecting both investment income and interest expense. As the costs of obtaining reinsurance change in the future, we intend to adjust the rates we charge our customers. However, such rate changes may be limited by competition or regulation and we may need to increase our retention levels which may impact our underwriting results. We believe that we will be able to manage reinsurance costs so the impact on overall liquidity is minimized.

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, increases and the overall yield on new investments decreases. When interest rates increase, the opposite effects are realized. Because interest rates have recovered from their historic lows, we believe it unlikely that material gains will be realized on portfolio assets or be a source of liquidity during 2007.

At December 31, 2006, we had cash and cash equivalents of $5,542. This represents that portion of total assets necessary to be kept liquid to meet demand for operating, loss and reinsurance payments. It is expected that this level of cash and short term investments will be maintained to meet cash flow needs in 2007.

Our net cash flow from operations for 2006 was $791 compared to $6,062 for 2005. This decrease is largely the result of increased loss and LAE payments net of the amounts recovered from reinsurers which accounts for $3,921 or approximately 75% of the decrease. This cash flow plus existing cash was partially invested in fixed maturities which resulted in negative cash flow from investing activities of $3,687 for the year. Cash used for financing activities was $871, which was the result of net repayments under the lines of credit and redemptions of surplus certificates. Last year, proceeds from the issuance of trust preferred securities less repayments under lines of credit produced positive cash flow from financing activities.

To provide additional liquidity, we have two lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank’s prime rate. The second line for $1,000 can be used for general corporate purposes and bears interest at 1% over the bank’s prime rate. Neither of the lines had outstanding balances as of December 31, 2006. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The Company was in compliance with all covenants as of December 31, 2006. Debt under these lines is secured by substantially all assets of the Company, Services and Finance, including shares of PDIC subject to the rights of policyholders under insurance laws and the authority of insurance regulators. A third line of credit matured October 1, 2006 and was not renewed.

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

Critical Accounting Estimates and Judgments (000 omitted):

The Company’s significant accounting policies are presented on pages 23 through 25 of this Annual Report to Shareholders for the year ended December 31, 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

The consolidated financial statements include certain amounts, based upon informed estimates and judgments made by management, for transactions not yet complete or for which the ultimate resolution is not certain. Such estimates and judgments affect the reported amounts in the financial statements. Although management believes that they are making the best decisions based upon information then available, it is possible that as conditions and experience develop, these estimates may change and may be materially different from originally reported in the financial statements. Our reserves for unpaid loss and LAE, the related amounts due from reinsurers, investment valuation and deferred taxes represent the most critical estimates present within the financial statements.

Loss and Loss Adjustment Expense (LAE) Reserves

Overview
PDIC establishes reserves for payment of losses and LAE related to our insurance contracts. Reserves are our estimated ultimate cost for reported claims and for claims incurred but not reported arising from policies that have been issued. PDIC provides for the estimated ultimate cost of those claims without regard to how long it takes to settle them or the time value of money.

PDIC issues only contracts written on a “claims-made” basis. Claims-made insurance contracts are commonly used for lawyers professional liability policies and provide coverage for claims related to covered events described in the insurance contract that are made against the insured during the term of the contract and reported to the insurer during a period provided for in the contract.

The determination of reserves involves actuarial and statistical projections of expected costs of the ultimate settlement and administration of such claims based on facts and circumstances then known, estimates of future trends in claim severity, and other variable factors such as inflation and changing judicial theories of liability.

Loss reserves consist of two components: (1) case reserves and (2) case supplement (commonly referred to as IBNR) reserves. Both include a provision for LAE. There are two types of LAE: (1) “allocated” expenses (“ALAE”) are those that arise from defending and settling specific claims, such as the cost of outside defense counsel, and (2) “unallocated” expenses (“ULAE”) are those that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department.

Case Reserves
Case reserves are liabilities for unpaid losses and ALAE on reported cases. When a claim is reported to PDIC, claims personnel establish a case reserve for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and on the experience and knowledge of the estimator regarding the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. For claims involving litigation, PDIC utilizes outside attorneys with expertise in the area of litigation as defense counsel. In addition to relying on his or her own experience and judgment, claims personnel will consider defense counsel’s estimate of ultimate liability on a claim in establishing the case reserve. During the loss adjustment period, these estimates are revised as deemed necessary based upon developments and periodic reviews of cases. Individual case reserves on all claims are reviewed regularly by claims management.

Management methodology
An in-depth review of loss reserves is undertaken on a semi-annual basis. In conjunction with these reviews, PDIC retains an independent actuarial firm of national standing to perform actuarial analyses of PDIC’s loss reserves. These analyses include a comprehensive review performed in the third quarter based on data as of June 30 and an update of the comprehensive review performed in January based on data as of December 31. Management continually reviews and updates data underlying the estimation of its loss reserves and makes adjustments when emerging data supports change. All adjustments are reflected in current operations.

Loss and LAE reserves are adjusted at June 30 and December 31 to equal the point estimate of the independent actuary. At March 31, loss and LAE reserves for the current policy year are estimated utilizing the prior year’s average loss ratio. Adjustments to prior years’ reserves are made only if emerging data indicates the prior December 31 estimate is no longer appropriate. At September 30, loss and LAE reserves for the current policy year are estimated utilizing the current year loss ratio from the June 30 actuarial study. Adjustments to prior years’ reserves are made only if emerging data indicates the prior June 30 estimate is no longer appropriate.

Case Supplement (IBNR) Reserves
Case supplement is the estimated liability for: (1) changes in the values of claims that have been reported but are not yet settled, as well as (2) claims that have occurred but have not yet been reported. Each claim is settled individually based upon its merits, and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for unpaid losses and ALAE include significant case supplement reserves.

Claims may not be brought until several years after the acts or omissions that gave rise to the claim occurred. Ultimate loss costs, even for similar events, vary significantly depending upon many factors. Professional liability claims are typically resolved over an extended period of time, often three years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial expertise and the application of significant judgment. Such estimates require periodic revision. PDIC’s current reserve policy recognizes this uncertainty by maintaining case supplement (IBNR) reserves to provide for the possibility that actual results may be less favorable compared to the estimated costs as developed during the normal case reserve estimation process. Case supplement reserves as a percentage of total reserves at December 31, 2006 were 57.4%.

The case supplement reserve is determined by estimating the ultimate liability for the claims which have been made and reported and then subtracting the case reserves. The determination of ultimate liability relies primarily upon the analysis from the independent actuary. PDIC’s policy is to record the point estimates for liability as determined by the independent actuary. At December 31, 2006, the recorded reserves were within $2 of the point estimate of our independent actuary. As required by insurance regulatory authorities, PDIC annually receives a statement of actuarial opinion from its appointed actuary concerning the reasonableness of its reserves.

The actuarial analysis is based upon multiple projection methodologies that involve detailed statistical analysis of past claim reporting, settlement activity and claim frequency and severity. In addition, the actuary considers factors, including the size of the firms insured, the ages of the attorneys, the practice areas of the attorneys, and the nature of the underlying errors that drive the claims. The actuary also considers the terms of PDIC’s reinsurance contracts. Ultimately the actuary provides PDIC with an estimate of reserves that should be recorded. These estimates vary from study to study based on new information available about previous claims and uncertainties inherent in new claims. Methodologies vary depending on the maturity of the claims being analyzed. All of the methodologies employ significant judgments and assumptions.

Actuarial Methodologies
In estimating the unpaid claim liabilities, the independent actuarial firm employed the following projection methodologies:

● Historical development method on an incurred, paid and case reserve basis
● Bornhuetter-Ferguson (“B-F”) method on both a paid and incurred basis
● Loss ratio method
● Frequency/severity method

The following summarizes these projection methodologies:

Historical Development Method
As a group of claims matures, their collective value changes. This change in value over time is referred to as loss development. The loss development method is a traditional actuarial approach which relies on the historical changes in losses from one evaluation point to another to project the current valuation of losses to ultimate settlement values. Development patterns, which have been exhibited by more mature (older) years, are used to estimate the expected development of the less mature (more recent) years. The strength of this method is that it is very responsive to emerging loss experience for each accident year. The weakness is that this method can become highly leveraged and volatile for less mature years.

Bornhuetter-Ferguson Method
The incurred Bornhuetter-Ferguson ("B-F") method is commonly used to provide a more stable estimate of ultimate losses in situations where loss development is volatile, substantial and/or immature. The method calculates IBNR (or unpaid loss when conducting a paid B-F projection) directly as the product of: Expected Ultimate Losses multiplied by IBNR (or Unpaid) Percentage. The IBNR (or unpaid) percentage is derived from the incurred (or paid) loss development patterns. Various approaches can be used to determine the expected ultimate losses (e.g., prior year estimates, pricing assumptions, etc.). To obtain an estimate of expected ultimate losses, the actuary utilized an expected loss ratio (ultimate losses divided by earned premium) based on review of prior years' loss ratio experience. This estimate is then applied to the more recent years' earned premium. The strength of the B-F method is that it is less leveraged than the historical development method and thus does not result in an overreaction to an unusual claim occurrence (or an unusual lack of claims). The weakness of the method is that it is reliant on an initial expectation of ultimate losses.

Loss Ratio Method
This method relies on historical projected ultimate loss ratios for the more mature years to estimate the more recent, less mature years' ultimate losses. Applying a selected loss ratio (by reviewing more mature years) to the more recent years' earned premium results in an indication of the more recent years' ultimate losses. The strength of this method is that it can be used in connection with a company's pricing targets and can be used when the historical data has limited credibility. The weakness of this method is that it is slow to react to the emerging loss experience for a particular year.

Frequency/Severity Method
This method first projects the expected number of claims for each year and then multiplies this estimate by the expected average cost of claims for the applicable year. The number of claims can be projected using the historical development technique or other methodology. The average cost of claims for the more recent years is estimated by observing the estimated average cost of claims for the older more mature years and trending those values to appropriate cost levels for the more recent years. The strength of this method is that it is not reliant on loss development factors for less mature years which can become highly leveraged and volatile. The weakness is that this method is slow to react to an abrupt change in claim severities.

Key Variables
Each of the projection methodologies employed rely to varying degrees on the basic assumption that PDIC’s historical claim experience is indicative of future claim development. The amount of weight given to any individual projection method is based on an assessment of the volatility of the historical data and development patterns, an understanding of the changes in the overall lawyers professional liability industry over time and the resultant potential impact of these changes on the Company's prospective claims development, and an understanding of the changes to PDIC’s processes and procedures within its underwriting, claims handling and data systems functions, among other things. The decision as to how much weight to give to any particular projection methodology is ultimately a matter of experience and professional judgment.

Small changes to any of the assumptions regarding the key variables utilized to develop the loss reserve estimate can significantly alter the outcome of the actuarial analysis. Key variables utilized to develop the loss reserve estimate include:

●	Loss reporting patterns
●	Payment patterns
●	Loss severity trend rates
●	Application of Michigan loss patterns and loss to premium relationships to Non-Michigan business
●	Case reserve setting patterns

The following summarizes these key variables:

Loss reporting patterns - These are the patterns under which loss for a given report year has historically been reported and is projected to be reported. Patterns are generally given by month of development and expressed by cumulative “loss development factors.” For example, if the cumulative loss development factor at twelve months of development is 1.30, this means that the ratio of ultimate loss for a given report year relative to the reported (i.e., paid plus case) loss of that report year at twelve months of development is estimated to be 1.30. “Months of development” are measured from the beginning of a report year. For example, as of December 31, 2006, report year 2006 would be at twelve months of development.

Payment patterns - These are the patterns under which loss for a given report year is estimated to be paid. As with the loss reporting patterns, they are also measured by cumulative loss development factors. For example, if the selected paid loss development factor at twelve months of development is 8.00, this means that the ratio of ultimate loss for a given report year relative to the paid loss of that report year at twelve months of development is estimated to be 8.00. The payment pattern and the loss reporting pattern are relied upon in the Historical Development Method discussed above. As mentioned above, this method is relied upon for more mature report years (i.e., those at greater months of development) due to its potential volatility when applied to less mature report years.

Loss severity trend rates - These are used in the Frequency/Severity Method discussed above. Severities from more mature report years are adjusted to the cost level anticipated for more recent report years by the application of a selected per annum trend rate. The per annum trend rate is the à priori expected annual change in claim severity.

Application of Michigan loss patterns and loss to premium relationships to Non-Michigan business - This assumption has been applied because PDIC does not have sufficient historical experience outside of Michigan from which to develop patterns unique to the non-Michigan business.

Case reserve setting patterns - This refers to the overall adequacy of case reserves relative to historical case reserve adequacy. “Case reserve adequacy” refers to the relationship between the values at which case reserves are set and the final settlement values of the associated claims. If this relationship changes over time, it can be said that the case reserve adequacy levels have changed.

There have been no significant changes in assumptions from those used in prior years to estimate the current year loss and LAE reserves.

Impact of variability
Because of the number of factors considered, it is neither practical nor meaningful to isolate a single variable and calculate the impact of changing that item. It is possible in assessing the overall results of an actuarial review to observe the magnitude of deviation the various methodologies create. The various methodologies rely to differing degrees on individual key variables, and as a result some insight into the sensitivity of those key variables can be observed. It is important to note that because not all methodologies are appropriate for all years, the difference in estimates amongst the various methodologies does not necessarily represent a reasonable range around the booked reserves. Only the most recent five years are assessed using the full range of methodologies. These five years represent approximately 90% of total net retained reserves. The range of the results of the various methodologies was from 28% below to 54% above the best estimate of $15.2 million for the five years.

Uncertainty of estimates
In the years after a claim is reported, there is a significant amount of uncertainty over what the ultimate loss will be. Claims may not be brought until several years after the acts or omissions that gave rise to the claim occurred. Ultimate loss costs, even for similar events, vary significantly depending upon many factors. Therefore, the estimate of future loss costs for claims recently reported tends to be less accurate. As claims get older, the estimates of future loss costs may be less inaccurate, but are still subject to material fluctuations until the claims are paid or otherwise closed. Eventually, all claims in a particular year are paid or closed and no additional development, favorable or adverse, will be experienced because the amount of the loss is certain.

Prior year development
Another factor that impacts incurred losses is development related to claims reported in prior years. Favorable or adverse development occurs when subsequent estimates of the loss reserve liability change. A subsequent decrease in estimate results in favorable development; a subsequent increase in estimate results in adverse development. Favorable or adverse development is reflected as a decrease or increase in the current year’s losses and LAE. As shown in the reserve development table that follows, the original estimates of our net loss reserves have resulted in favorable development (redundancy) in five of the last ten years and adverse development (deficiency) in five of the last ten years.

Loss Reserve Development Table
The following table, known as the Loss Reserve Development Table, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates during that time period. The table includes direct losses and is net of reinsurance recoverables. The gross liability for losses before reinsurance, as shown on the balance sheet, and the reconciliation of that gross liability to amounts net of reinsurance are reflected at the top and bottom of the table. We do not discount our reserves for the time value of money. Information presented in the table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The table presents the development of our balance sheet reserves; it does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. The volatility of professional liability claim frequency and severity makes the prediction of the ultimate loss very difficult. Likewise, the long time frame for professional liability claims to develop and be paid further complicates the process of estimating losses. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The following may be helpful in understanding the Loss Reserve Development Table:

●
The line titled “Reserve for unpaid losses net of reinsurance recoverables” reflects PDIC’s reserve for loss and LAE less receivables from reinsurers, each as reflected in the Company’s consolidated financial statements at the end of such year (Balance Sheet Reserves).

●	The section titled “Cumulative net paid, as of:” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the original Balance Sheet Reserves.

●
The section titled “Re-estimated net liability, as of:” reflects the re-estimated amount of liability, the combination of cumulative amounts paid and an estimate of additional liability based upon claims experience, as of the end of each succeeding year (Net re-estimated liability).

●
The line titled “Net cumulative redundancy (deficiency)” reflects the difference between the original recorded Balance Sheet Reserves for each year and the Net re-estimated liability as of the end of the current year.

	December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Original gross liability - end of year	$16,309	$15,921	$13,721	$14,375	$13,051	$9,589	$10,138	$13,461	$21,048	$35,468	$32,877
Less reinsurance recoverables	(7,643)	(5,394)	(4,503)	(7,142)	(5,909)	(2,539)	(2,469)	(2,163)	(5,699)	(17,812)	(16,029)

Reserve for unpaid losses net of reinsurance recoverables	8,666	10,527	9,218	7,233	7,142	7,050	7,669	11,298	15,349	17,656	16,848

Cumulative net paid, as of:
One year later	5,050	4,395	3,199	2,552	1,776	3,645	2,878	6,232	8,129	10,238
Two years later	8,800	6,865	4,967	3,624	3,503	4,400	5,110	9,521	13,474
Three years later	10,114	7,846	5,474	3,948	3,730	5,316	6,297	12,757
Four years later	10,806	8,205	5,589	3,991	4,557	5,591	6,824
Five years later	11,057	8,227	5,618	4,721	4,619	5,727
Six years later	11,077	8,263	6,054	4,762	4,632
Seven years later	11,115	8,689	6,063	4,773
Eight years later	11,541	8,690	6,073
Nine years later	11,542	8,691
Ten years later	11,542

Re-estimated net liability, as of:
One year later	11,337	10,392	8,359	6,653	5,345	7,061	7,330	12,287	16,658	18,841
Two years later	12,035	9,815	7,320	5,235	5,311	6,885	6,705	13,466	18,564
Three years later	11,811	9,439	6,217	5,238	5,234	5,699	7,426	15,221
Four years later	11,950	8,647	6,217	5,131	4,754	5,808	7,687
Five years later	11,422	8,652	6,120	4,853	4,714	5,991
Six years later	11,427	8,562	6,146	4,863	4,735
Seven years later	11,414	8,690	6,151	4,866
Eight years later	11,542	8,706	6,153
Nine years later	11,558	8,707
Ten years later	11,558

Net cumulative redundancy (deficiency)	(2,892)	1,820	3,065	2,367	2,407	1,059	(18)	(3,923)	(3,215)	(1,185)

Gross re-estimated liability - latest	19,036	14,414	11,363	10,975	9,472	8,330	11,363	20,734	30,442	34,357
Re-estimated reinsurance recoverables	(7,478)	(5,707)	(5,210)	(6,109)	(4,737)	(2,339)	(3,676)	(5,513)	(11,878)	(15,516)

Net re-estimated liability - latest	11,558	8,707	6,153	4,866	4,735	5,991	7,687	15,221	18,564	18,841

Gross cumulative redundancy (deficiency)	$(2,727)	$1,507	$2,358	$3,400	$3,579	$1,259	$(1,225)	$(7,273)	$(9,394)	$1,111

As previously discussed, the process of estimating loss and LAE reserves is inherently uncertain, which results in favorable and adverse development on initial estimates. Occasionally, as can be seen in the table, the estimates initially recorded for loss and LAE reserves based upon the actuarial studies prove to be significantly different from the actual results.

Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Statutory accounting principles (“Statutory”) require reserves to be reported net (i.e. after reinsurance). Generally accepted accounting principles (“GAAP”) require reserves to be reported gross (i.e. before reinsurance) with a corresponding asset established for the reinsurance recoverable. When compared on a net basis, Statutory and GAAP reserves are identical.

A reconciliation of the beginning and ending net liability for unpaid loss and LAE for the years ended December 31, 2006 and 2005 is provided in Note 7 to the consolidated financial statements.

Reinsurance and Reinsurance Recoverables

PDIC purchases third party treaty reinsurance. Treaty reinsurance provides protection over an entire class or line of business. Accounting for reinsurance contracts is complex and requires a number of significant judgments and estimates to be made regarding the calculation of amounts payable to reinsurers, amounts recoverable from reinsurers and the ultimate collectibility of those reinsurance recoverables from reinsurers. In addition, significant judgments are required in the determination of the compliance with overall risk transfer provisions that guide the accounting for reinsurance. These judgments and estimates are critical accounting estimates for PDIC.

Under the treaty reinsurance PDIC has purchased, we cede a set proportion of premiums to our reinsurers based on a unique factor applicable to each policy limit we sell. Losses recoverable are determined based upon losses incurred in excess of the applicable reinsurance retention level.

Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant timing risk of cash flows generally do not meet the requirements for reinsurance accounting and are accounted for as deposits. All of PDIC’s contracts have been assessed as meeting the risk transfer provisions of Financial Accounting Standards Board (FASB) Statement No. 113, Accounting for Reinsurance (SFAS No. 113). Evaluating risk transfer involves significant assumptions relating to the amount and timing of expected cash flows, as well as interpretations of underlying contract terms, to determine if contracts meet the conditions established by SFAS No. 113. These tests include a number of subjective judgments. Because of this subjectivity and in the context of evolving practices and application of existing and future standards, we could be required in the future to adjust our accounting treatment of these transactions. This could have a material effect on our financial condition and results of operations.

Reinsurance recoverables (including amounts related to case supplement reserves) and prepaid reinsurance premiums are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.

Ceded unearned premiums, otherwise referred to as prepaid reinsurance premiums (the portion of premiums representing the unexpired portion of the policy term as of a certain date) and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, because reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers. Any estimate of unrecoverable amounts from troubled or insolvent reinsurers is charged to earnings at the time of determination that recoverability is in doubt. No amounts have been charged to earnings for 2006 or 2005 for uncollectibility of loss recoverables from reinsurers.

Investment Valuation

Throughout the year, our external investment manager buys and sells securities to maximize our overall investment returns in accordance with investment policies established and monitored by our Board of Directors and officers. PDIC’s portfolio is a mix of fixed-income securities that are held as available for sale or held to maturity. Available for sale securities are recorded at fair value based on quoted market prices or dealer quotes. Held to maturity securities are recorded at amortized cost. Unrealized gains and losses during the year on available for sale securities, net of the related tax effect, are excluded from earnings and reflected in other comprehensive income (loss) and the cumulative effect is reported as a separate component of common stockholders’ equity until realized.

Fixed maturities deemed to have declines in value that are other-than-temporary are written down to carrying values equal to their estimated fair values. On a quarterly basis, securities with an unrealized loss are reviewed to determine whether the decline in the fair value of any investment below cost is other-than-temporary. Considerations relevant to this determination include the persistence and magnitude of the decline of the issuer, issuer-specific financial conditions rather than general market or industry conditions and extraordinary events including negative news releases and rating agency downgrades. Risks and uncertainties are inherent in our assessment methodology for determining whether a decline in value is other-than-temporary. Risks and uncertainties could include, but are not limited to, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses as reported in the consolidated financial statements.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. We have not sold any securities during 2006 or 2005 with the exception of five securities that were purchased and sold during 2006 to maximize return on short-term investments. Accordingly, we believe that we have the ability to continue to hold securities in an unrealized loss position until our cost may be recovered.

Deferred Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006, net deferred tax assets were $1.238 million.

Deferred tax assets are regularly assessed for recoverability. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible as well as our 2006 taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

Item 7.	Financial Statements.

The financial statements, notes, and independent auditor’s report of the Company for the year ended December 31, 2006, are set forth in Exhibit 20.1 attached hereto and are here incorporated by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Vice President of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB (the “Evaluation Date”). Based on and as of the Evaluation Date, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were not effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission is properly recorded, processed, summarized and reported in a timely manner. The reason for this conclusion was the existence of a single material weakness in the Company’s internal control over financial reporting described below. In all other respects, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the disclosure controls and procedures were effective as of the Evaluation Date.

After the Evaluation Date, the Company’s management, including the Chief Executive Officer and Vice President of Finance, learned that two separate errors had occurred in the Company’s calculation of ceded premium. Specifically, the two errors, identified by the Company’s independent auditors, arose from the use of the wrong increased limit factors in the calculation of ceded premium for policies with effective dates on and after April 1, 2006. The errors when taken together had an after-tax impact of approximately $9,000, an amount which we believe is immaterial to the financial statements.

The two errors, when taken separately, and if not remedied in a timely manner, had the potential to have a material impact on the Company’s financial results as of the Evaluation Date or to create a material change in a past or future reporting period. Therefore, the Company’s management, including the Chief Executive Officer and Vice President of Finance, concluded that the Company’s disclosure controls and procedures were not effective to ensure that all material information relating to the Company’s periodic filings with the Securities and Exchange Commission was properly recorded, processed, summarized and reported in a timely manner. Upon reaching that conclusion, the Company’s management undertook to remedy the errors and the causes of the errors as described below.

The first error caused the Company to calculate a cession of $394,000 less than was required. The mistake arose from improper programming of a query report for calculation of ceded premium for the policies with effective dates on and after April 1, 2006. The Company remedied the mistake by revising its computer software and instituted additional controls over the input and use of the increased limit factors.

The second error caused the Company to calculate a cession of $357,000 greater than was required. The error was caused by a mistake in communication to the compliance section of two limit factors for the Select policy form for use outside of Michigan. The Company remedied this error by correcting the specific communication and instituting additional controls over similar communications and use of factors in the future.

The Company’s management, including the Chief Executive Officer and Vice President of Finance, reviewed the use of increased limit factors in other periods and concluded that no similar errors had occurred in the prior use of the factors. The Company has now incorporated additional controls and procedures to detect and correct similar errors on a timely basis.

Except as described above, during the last fiscal quarter there were no changes in the Company’s disclosure controls and procedures that has materially affected, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures.

Item 8B.	Other Information.

Not Applicable.

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Outside Directors with Terms Expiring at the Company’s 2009 Annual Shareholders’ Meeting

David W. Crooks (age 58) has been a director of the Company since 2001 and was a director of PDIC from 1993 to 2001. He currently serves as a member of the Audit Committee, Executive Committee, Special Committee and Governance Committee of the Company. Mr. Crooks is the principal business consultant for Value Added Consultants, Ltd. He is a member of both the American Bar Association and the State Bar of Michigan. From 1983 to 1997, Mr. Crooks served as Vice President, General Counsel and Secretary of Kysor Industrial Corporation, where he was responsible for all legal matters of the corporation, its subsidiaries and divisions and Board of Directors. Before joining Kysor, Mr. Crooks practiced law with Warner Norcross & Judd LLP of Grand Rapids, Michigan. Mr. Crooks is a former member of the Cadillac Area Steering Team, a group of business leaders who provided “community betterment programs,” and the Cadillac Local Development Authority, which administered and facilitated an environmental cleanup in the Cadillac Industrial Park. Mr. Crooks holds degrees from Denison University and Vanderbilt School of Law. He also graduated from the United States Air Force pilot training school and served as a military pilot. Mr. Crooks was admitted to the State Bar of Michigan in 1977.

Thomas F. Dickinson (age 50) has been a director of the Company since 2003. He currently serves as a member of the Audit Committee and Executive Committee of the Company. Mr. Dickinson is President and Chief Executive Officer of MHA Insurance Company and FinCor Holdings, Inc. MHA Insurance Company provides professional medical liability insurance to health care facilities and physicians. In addition, The Risk Management & Patient Safety Institute, a Division of FinCor Holdings, Inc. provides claims and risk management products and services to a national audience. FinCor Holdings, Inc. is the parent holding company of MHA Insurance Company. Mr. Dickinson joined MHA Insurance Company in 1993 serving in several executive positions before assuming his current role of President and Chief Executive Officer in May 2000. Prior to joining MHA Insurance Company, Mr. Dickinson served Comerica Bank in a variety of positions and joined Foremost Insurance Company in September 1984. At Foremost, he served as Group Product Manager, National Accounts Manager, Strategic Operation Manager, and Agency Director. Mr. Dickinson obtained a Bachelor of Arts degree from Albion College in 1979, majoring in Economics and Computational Math, and received a Master in Business Administration degree from Eastern Michigan University in 1982.

Blake W. Krueger (age 53) has been a director of the Company since 2003 and currently serves as chair of the Compensation Committee and member of the Special Committee. Mr. Krueger is currently President and Chief Operating Officer for Wolverine World Wide, Inc. Wolverine World Wide, Inc. is a New York Stock Exchange listed international marketer of footwear and accessories with annual sales of over $1 billion. Wolverine has owned-operations and subsidiaries in Canada and all keyEuropean countries and licensees and distributors which serve consumers in more than 160 countries. Mr. Krueger practiced law at Warner Norcross & Judd LLP from 1978 through 1996 in the field of corporate and business law, mergers, acquisitions and securities. Mr. Krueger is a former Director of the Grand Rapids Bar Association Foundation and was listed in the Best Lawyers of America while in private practice. Mr. Krueger graduated from the Michigan State University, Honors College in 1975 with a B.A. in Business Administration with High Honors (Magna Cum Laude) and graduated Magna Cum Laude from Wayne State University Law School in 1978, where he was a member of the Wayne State Law Review.

Outside Directors with Terms Expiring at the Company’s 2008 Annual Shareholders’ Meeting

Joseph A. Fink (age 64) has been a director of the Company since 2002. He currently serves as a member of the Compensation Committee and as PDIC’s representative to the Insurance Institute of Michigan. Mr. Fink is a member with Dickinson Wright, PLLC and serves as Director of the firm’s Insurance Industry Task Force. He is a member of the State Bar of Michigan. Mr. Fink is a Fellow of the Michigan Bar Foundation, is listed in Who’s Who in American Law and Who’s Who in the Law, is named in Best Lawyers in America for commercial litigation, and is a member of the Association of Life Insurance Counsel and the International Association of Insurance Receivers. He is a past member of the Michigan Defense Trial Counsel Association, the Ingham County Commercial Mediation Panel and former Chair of the Trial Experience Subcommittee of the DeVitt Committee on Trial Competency of the U.S. District Court, Western District of Michigan. He has also served as a member of the U.S. Courts Committee and the Committee on Local Rules for the U.S. District Court, Western District of Michigan. Mr. Fink has served as an Adjunct Professor on Trial Advocacy at the Thomas M. Cooley Law School and is a former member and Secretary of the Olivet College Board of Trustees. His legal expertise is in the areas of insurance and commercial and regulatory litigation. He has represented OFIS as well as numerous insurance industry clients before OFIS. Mr. Fink received his undergraduate degree from Oberlin College and his law degree from the Duke University School of Law. Mr. Fink was admitted to the State Bar of Michigan in 1968.

Thomas J. Ryan (age 59) has been a director of the Company since 2001 and was a director of PDIC from 1995 to 2001. He currently serves as a member of the Governance Committee of the Company. He is a member of the American Bar Association, the State Bar of Michigan, Oakland County Bar Association, and the Oakland Ancient Order of Hibernians. He is a past President of the State Bar of Michigan, serving as its 66th President from September 2000 to September 2001. Mr. Ryan also was a member of the Board of Commissioners of the State Bar of Michigan since 1992. He also is Attorney for the Village of Beverly Hills, the City of Keego Harbor and the Township of Southfield and City Attorney for the City of the Village of Clarkston and the City of Orchard Lake Village. In addition to the Oakland County Bar Association, he served as a member of the Oakland/Livingston Legal Aid Board of Directors and was its Vice President from 1994 to 1995. Mr. Ryan served on the Oakland County Bar Association Board of Directors and was its President from 1993 to 1994. He received his undergraduate degree from the University of Notre Dame and his law degree from the University of Detroit. He has been in the private practice of law since January 1977. Mr. Ryan was admitted to the State Bar of Michigan in 1973.

Outside Directors with Terms Expiring at the Company’s 2007 Annual Shareholders’ Meeting

Julius A. Otten (age 68) has been a director of Professionals Direct since 2002 and currently serves as the Chair of the Audit Committee. Mr. Otten currently serves on the Financial and Accounting Advisory Board at the University of Michigan, Dearborn and on the Accounting Advisory Board of Henry Ford Community College. He is also a director of American Community Mutual Insurance Company and North Pointe Holdings Corp. and the chair of their audit committees. Mr. Otten is a Certified Public Accountant (CPA) in the State of Michigan. He is a member of the Michigan Association of Certified Public Accountants (MACPA), where he has served as an officer and director. In the past, he has chaired the MACPA’s Member Insurance and Annual Meeting committees. He is also a member of the American Institute of Certified Public Accountants (AICPA), where he has served on Council. He retired in 1999 after a 36-year association with KPMG LLP, where he served as partner-in-charge of the firm’s Michigan insurance industry practice. Since retirement from KPMG, Mr. Otten has worked as an independent consultant principally on matters requiring insurance industry expertise. He has worked with OFIS on behalf of various insurers and has served on task force committees organized by the OFIS and others. He has also represented the MACPA on OFIS issues affecting the accounting profession. Mr. Otten received his BBA and MBA degrees from the Ross School of Business at The University of Michigan where he has served on the Board of the Paton Accounting Fund and the Paton Accounting Center.

Tracy T. Larsen (age 47) is nominated for a term ending in 2010. He has been a director of the Company since 2001 and was a director of PDIC from 1996 to 2001. He currently serves as a member of the Executive Committee and Special Committee of the Company. Mr. Larsen is the managing partner of the Grand Rapids office of Barnes & Thornburg LLP and an attorney at law. Prior to joining Barnes & Thornburg LLP in 2003, Mr. Larsen was a partner with Warner Norcross & Judd LLP. He is a member of the American Bar Association and the State Bar of Michigan. He is a past chairman of the Business Law Section of the State Bar of Michigan. Mr. Larsen has been elected a Fellow of the Michigan Bar Foundation, is listed in Who's Who in American Law, and has been named in Best Lawyers of America and America’s Leading Business Lawyers. His legal expertise encompasses all aspects of corporate and securities law, with an emphasis on mergers, acquisitions and corporate finance. Mr. Larsen is a graduate of Hope College (A.B. summa cum laude, 1981) and Indiana University School of Law (J.D. magna cum laude, 1984). He holds numerous academic distinctions and honors, including being named Phi Beta Kappa and Baker Scholar and being elected to the Order of the Coif and the Order of the Barristers. While at Indiana University, Mr. Larsen served as the Executive Editor of the Indiana Law Journal and was a member of the National Moot Court Team. He was admitted to the State Bar of Michigan in 1984.

Mary L. Ursul (age 48) has been a director of the Company since 2002 and was a director of PDIC from 1995 to 2000. Ms. Ursul joined the Company in 2000 as an executive officer and served as Vice President and Secretary until September 2005. In 2006, Ms. Ursul joined FinCor Holdings, Inc. and is currently serving as its Vice President of Marketing, Business Development and Strategic Planning. FinCor Holdings is a holding company with its principal subsidiary being MHA Insurance Company, a medical malpractice insurance company. Ms. Ursul practiced law from 1985 to 1988 with Dykema Gossett and from 1988 to 1989 had her own practice. From 1989 to 1998, Ms. Ursul served as General Counsel and Director of Administrative Services at Blodgett Memorial Medical Center and from 1998 to 2000 served as General Counsel/VP Administrative Services and was Corporate Compliance Officer for Spectrum Health, a large healthcare system located in Grand Rapids, Michigan. She is a current member of the State Bar of Michigan. Ms. Ursul received a B.S. degree in nursing from New York University in 1981 and a law degree from the University of Detroit School of Law. Ms. Ursul was admitted to the State Bar of Michigan in 1985. Ms. Ursul is a director of Kent Commerce Bank, a wholly-owned subsidiary of Capital Bancorp, Ltd.

Executive Officers

Stephen M. Tuuk (age 53) has been a director of the Company since 2001 and was a director of PDIC from 1993 to 2001. His current term expires at the Company’s 2008 Annual Shareholders’ Meeting. He currently serves as the Chair of the Governance Committee and as the Chair of the Executive Committee of the Company. Mr. Tuuk has served as President, Chief Executive Officer and Chairman of the Board of the Company since 2001. In 1986 and 1987, Mr. Tuuk served as counsel to the State Bar of Michigan and the organizing Board of Directors of PDIC in connection with its formation, licensure and capitalization. Thereafter, Mr. Tuuk served as its general counsel from 1988 to 1993. In 1993, Mr. Tuuk became president and chief executive officer and a director of PDIC in order to establish its corporate office and to develop PDIC as an independent business enterprise. Mr. Tuuk is a former member of the State Bar's Standing Committee on Insurance Law and Lawyers Professional Liability Insurance Committee. He is a past president of the National Association of Bar-Related Insurance Companies. Mr. Tuuk was an associate from 1984 to 1989, a full-time member from 1990 to 1992 and a part-time member from 1993 to 1995 at Miller, Canfield, Paddock and Stone, PLC where he practiced in the areas of corporate law and insurance regulation. He received his undergraduate degree with honors from Calvin College in 1975 and his law degree with honors from Valparaiso University in 1978. He is a member of the American Bar Association and the State Bar of Michigan. Mr. Tuuk was admitted to the State Bar of Michigan in 1978.

Stephen M. Westfield (age 45) was a director of the Company from 2002 until 2006. Mr. Westfield joined the Company in April 1994 as Director of Finance and Accounting. In April of 1997, he was appointed to the position of Vice President, Finance and Information Systems, and Treasurer, and in 1999 assumed the position of Vice President of Finance and Treasurer of the Company and PDIC. Effective October 1, 2005, he was also appointed Secretary of the Company. Before joining the Company, he worked for ten years with Plante & Moran, a public accounting and consulting firm. His experience in public accounting was with a large variety of clients in the audit practice, including manufacturing, schools, governmental units and service industries. Mr. Westfield received a B.B.A. degree from Western Michigan University in December 1983. He is a Certified Public Accountant (CPA), a member of the American Institute of Certified Public Accountants and a former member of the MACPA.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers to file reports of ownership and changes in ownership of shares of common stock with the Securities and Exchange Commission. Directors and officers are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of the Section 16(a) reports received by the Company (or written representations from certain reporting persons that no Forms 5 were required for those persons), we believe that, from January 1 through December 31, 2006, our directors and officers filed all reports required by Section 16(a) in a timely manner.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and Vice President of Finance.

Audit Committee Financial Expert

The Board of Directors has determined that Julius Otten is an audit committee financial expert, as that term is defined in Item 407(d)(5)(ii) of Regulation S-B to the Securities Exchange Act of 1934. Mr. Otten is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Item 10.	Executive Compensation.

Summary of Executive Compensation

The following table sets forth for the fiscal year ended December 31, 2006, the cash and non-cash compensation awarded to, earned by or paid to executive officers. Except as set forth below, no other executive officers of the Company earned more than $100,000 in total annual salary and bonus for 2006 in all capacities in which such person served.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Stephen M. Tuuk, President and Chief Executive Officer	2006	$246,320	$61,446	$10,000	$317,766

Stephen M. Westfield, Vice President, Secretary and Treasurer	2006	135,820	13,558	3,396	152,774

(1)	Consisting of the Company’s 50% matching contribution under its 401(k) plan.

Annual Bonus Plan

The Board of Directors and Compensation Committee approved an Annual Bonus Plan for executive officers that used return on equity measured over a three-year period as the key factor in determining eligibility and amount of any bonus. The Compensation Committee established a minimum weighted three year return on equity of 10% as the minimum financial target for executive officers to be eligible for any bonus. Return on equity is calculated based on prior year-end shareholder equity and the current year net income as reflected on the audited financial statements. At the target return on equity of 15%, the potential bonuses for Messrs. Tuuk and Westfield would be 45% and 20% of base salary, respectively. Generally, no bonus would be paid if the most recent year return on equity is less than five percent, however, the Compensation Committee may waive this limitation.

Executive Officer Employment Agreements

The Company has employment agreements with its executive officers as described below.

Agreement with Mr. Tuuk. The Company has an employment agreement with Mr. Tuuk. The agreement provides that the Company and Mr. Tuuk may end the employment at any time and for any reason. If the Company ends Mr. Tuuk's employment without cause, then it is required to pay Mr. Tuuk's base salary and benefits for 24 months from the date of termination. If Mr. Tuuk resigns his employment or is terminated without cause, then Mr. Tuuk is immediately deemed to have resigned from the Company’s Board of Directors and as a director of PDIC and any of the subsidiaries. Upon termination of employment and for 24 months thereafter, Mr. Tuuk may not compete against the Company, PDIC or any of the subsidiaries in any state in which they are doing business.

Agreement with Mr. Westfield. The Company has an employment termination and severance agreement with Mr. Westfield which provides that the Company and Mr. Westfield may end his employment at any time and for any reason. If the Company ends Mr. Westfield's employment without cause, then it must pay Mr. Westfield’s base salary and benefits for 12 months from the date of termination. Upon termination of employment and for 12 months thereafter, Mr. Westfield may not compete against the Company, PDIC or any of the subsidiaries in any state in which they are doing business.

Equity Compensation Plans

The Company administers the Professionals Direct, Inc. Outside Directors’ Deferred Compensation Plan. The Outside Directors’ Deferred Compensation Plan is an unfunded, supplemental nonqualified deferred compensation plan. Directors who are not employees of the Company or its subsidiaries are eligible to participate in the Outside Directors’ Deferred Compensation Plan unless excluded from participation by the Compensation Committee pursuant to an individual agreement or arrangement. Amounts deferred under the Outside Directors’ Deferred Compensation Plan are credited on the books of the Company to an account established for that director as a number of stock units equal to the cash amount of deferred director’s fees divided by the market value of one share of the Company common stock on the date the deferred director’s fees would have been payable. In 2006, no directors deferred fees pursuant to the Outside Directors’ Deferred Compensation Plan.

The Company administers the Professionals Direct, Inc. Employee and Director Stock Purchase Plan (the “Stock Purchase Plan”). The purpose of the Stock Purchase Plan is to encourage employees and directors of the Company and its subsidiaries to promote the best interests of the Company and align the interests of employees and directors with those of the Company’s shareholders by permitting employees and directors to purchase shares of the Company common stock at a price less than the market price. All employees and directors of the Company or its subsidiaries are eligible to participate in the Stock Purchase Plan, except temporary employees. An employee or director who wishes to participate in the Stock Purchase Plan must authorize the Company to make regular payroll deductions from the employee’s payroll, or from the director’s fees, as applicable, to be used for the purchase of stock pursuant to the Stock Purchase Plan. The purchase price of each share is equal to 90% of the market value of shares of the Company common stock on the annual stock purchase date, unless the compensation committee determines to use a higher price. The compensation committee may determine the maximum level of individual participation annually, in its discretion. However, in no event may a participant purchase the Company common stock under the Stock Purchase Plan in an amount less than $10,000 per year or in excess of $60,000 per year. In addition, no participant is permitted to purchase shares under the Stock Purchase Plan if the participant, immediately after purchasing such shares, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any of its subsidiaries. In 2006, no purchases were made pursuant to the Stock Purchase Plan.

Except as described above, the Company had no equity compensation plans, stock options and made no long-term incentive plan awards in 2006.

Compensation of Directors

Each director who is not an employee is paid a quarterly fee of $3,000, $700 for each Board meeting attended and $350 for each committee meeting attended. In addition, the chair of the audit committee and the chair of the compensation committee each receive an annual fee of $5,000 and $2,000, respectively. Directors of the Company who are employees do not receive any compensation for their services as members of the Board of Directors. All directors are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Total
David W. Crooks	$20,750	$20,750
Thomas F. Dickinson	18,300	18,300
Joseph A. Fink	16,900	16,900
Blake W. Krueger	19,250	19,250
Tracy T. Larsen	16,550	16,550
Julius A. Otten	24,100	24,100
Thomas J. Ryan	16,200	16,200
Mary L. Ursul	15,500	15,500

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of the Company’s stock beneficially owned on December 31, 2006, by each of the Company's directors and nominees for director, each of the executive officers, and all of the Company's directors and executive officers as a group. No shareholder known to management of the Company beneficially owned more than 5% of the shares of the Company’s stock outstanding on December 31, 2006. As a group, the Company's directors, nominees for director and executive officers owned 20.2% of the Company’s outstanding stock on December 31, 2006.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(3)

Stephen M. Tuuk	16,675	5.0%

Stephen M. Westfield	10,200	3.0%

David W. Crooks	11,000	3.3%

Thomas F. Dickinson	0	0.0%

Joseph A. Fink	6,800	2.0%

Blake W. Krueger	0	0.0%

Tracy T. Larsen	6,000	1.8%

Julius A. Otten	0	0.0%

Thomas J. Ryan	2,200	0.7%

Mary L. Ursul	14,500	4.4%

All Executive Officers, Directors and Nominees for Director as a group (10 persons)	67,375	20.2%

(1)	The address of each beneficial owner is 5211 Cascade Road, S.E., Grand Rapids, Michigan, 49546.

(2)
The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by that person. Under these regulations, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power or dispositive power with respect to the security. Voting power includes the power to vote or direct the voting of the security. Dispositive power includes the power to dispose or direct the disposition of the security. A person would also be considered the beneficial owner of a security if the person has a right to acquire beneficial ownership of the security within 60 days, but no shares listed are deemed to be beneficially owned for this reason. These numbers include shares as to which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses and minor children over whom the listed person may have substantial influence by reason of relationship.

(3)	Percentage of beneficial ownership is based on 333,300 shares of common stock outstanding.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Stephen M. Tuuk serves as a director on the Board of Directors of Lawyers Reinsurance Company (“LRC”). Mr. Tuuk receives no compensation or any other remuneration for serving as a director on LRC’s Board of Directors. LRC is a reinsurance company owned by various members of the National Association of Bar Related Insurance Companies. Professionals Direct Finance, Inc., a wholly owned subsidiary of the Company, made an initial investment in LRC of $250,000 representing 12.5% of its common stock. Through negotiations by outside brokers, the Company cedes premium to LRC in the layer of $4 million in excess of $1 million. LRC is under no obligation to contract with the Company. LRC is a participant in a 2006 reinsurance treaty with PDIC. During 2006, premiums of $146,000 were ceded to and $184,000 in losses were paid by LRC. As of December 31, 2006, unearned premiums ceded to LRC were $63,000.

Tracy T. Larsen is a member of the Board of Directors of the Company and a partner in the law firm Barnes & Thornburg LLP. Barnes & Thornburg has been retained by the Company to provide certain legal services, the fees for which are expected to be less than $50,000 in 2007. As a partner of Barnes & Thornburg, Mr. Larsen will receive a small fraction of the fees received by the law firm, the amount of which is expected to be less than $1,000. All director’s fees received by Mr. Larsen from the Company are remitted to Barnes & Thornburg.

Director Independence

The Company has adopted the definition of independent director enacted by the NASDAQ Stock Market, set forth in NASDAQ Rule 4200(a)(15). Applying this standard for independence, each outside director and each nominee for director is independent. Stephen M. Tuuk is the only director that is not an outside director.

Item 13.	Exhibits.

The following documents are filed as exhibits to this report on Form 10-KSB:

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.3	Indenture. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.4	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.5	Guarantee Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.6	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.7
Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.

4.8	Indenture. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.9	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.10	Guarantee Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
10.2	Employment Agreement with Stephen M. Tuuk. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.

10.3	Employment Agreement with Stephen M. Westfield. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.4
Professionals Direct, Inc. Outside Directors’ Deferred Compensation Plan. Previously filed as Appendix A to the Company’s 2005 Schedule 14A Proxy Statement filed on April 19, 2005. Here incorporated by reference.

10.5
Professionals Direct, Inc. Employee and Director Stock Purchase Plan. Previously filed as Appendix B to the Company’s 2005 Schedule 14A Proxy Statement filed on April 19, 2005. Here incorporated by reference.

10.6
Office Lease dated March 22, 2006 between Professionals Direct Insurance Services, Inc. and Fairplain Development Co. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2006.

14	Code of Ethics
20.1	Financial Statements, Notes, and Independent Auditor’s Report of the Company for the year ended December 31, 2006.
21	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Vice President of Finance, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32
Certification of Chief Executive Officer and Vice President of Finance, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. This exhibit, except those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed “filed” as part of this filing.

Item 14.	Principal Accountant Fees and Services.

The Board of Directors has selected BDO Seidman, LLP as the Company's principal Independent Registered Public Accounting Firm for 2007. Representatives of BDO Seidman, LLP will be present at the annual meeting, have an opportunity to make a statement, and be available to respond to appropriate questions.

Audit Fees. The aggregate fees billed for professional services rendered by the Company’s principal accountant, BDO Seidman LLP, for the audit of the Company’s annual financial statements, for the review of financial statements included in the Company’s Forms 10-QSB and for services provided in connection with statutory and regulatory filings for each of the last two fiscal years were $99,250 and $103,761 in 2006 and 2005, respectively.

Audit-Related Fees. No audit-related fees were paid in the last two fiscal years.

Tax Fees. The aggregate fees billed for tax compliance, tax advice and tax planning services rendered by the Company’s principal accountant, BDO Seidman LLP, for each of the last two fiscal years were $39,767 and $40,217 in 2006 and 2005, respectively.

All Other Fees. No other fees were paid in the last two fiscal years.

All of the hours expended on BDO Seidman, LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2006, were performed by BDO Seidman, LLP’s full-time, permanent employees.

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee has the authority and responsibility to pre-approve all audit and permissible non-audit services provided to the Company by the Company’s principal accountant.

All pre-approvals of audit and permissible non-audit services granted by the Audit Committee must be reasonably detailed as to the particular services to be provided and do not result in the delegation of the Audit Committee’s pre-approval responsibilities to management. Pre-approvals of services granted by the Audit Committee do not use monetary limits as the only basis for pre-approval and do not provide for broad categorical approvals (e.g., tax compliance services under $10,000). Pre-approval policies and practices adopted by the Audit Committee are designed to ensure that the Audit Committee knows what particular services it is being asked to pre-approve so that it can make a well-reasoned assessment of the impact of the service on the principal accountant’s independence.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals of permissible non-audit services. The decisions of any Audit Committee member to whom authority is delegated to pre-approve permissible non-audit services are reported to the full Audit Committee.

None of the audit-related fees or tax fees were approved by the Audit Committee pursuant to the de minimus exception set forth in Section 210.2-01(c)(7)(i) of Regulation S-X of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONALS DIRECT, INC.

Date: March 30, 2007	/s/ Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)

Date: March 30, 2007	/s/ Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	/s/ Stephen M. Tuuk
Stephen M. Tuuk, Director

Date: March 30, 2007	*
Blake W. Krueger, Director

Date: March 30, 2007	*
David W. Crooks, Director

Date: March 30, 2007		*
Thomas J. Ryan, Director

Date: March 30, 2007		*
Tracy T. Larsen, Director

Date: March 30, 2007		*
Thomas F. Dickinson, Director

Date: March 30, 2007		*
Joseph A. Fink, Director

Date: March 30, 2007		*
Mary L. Ursul, Director

Date: March 30, 2007		*
Julius A. Otten, Director

Date: March 30, 2007	*By:	/s/ Stephen M. Tuuk
Stephen M. Tuuk Attorney-in-Fact

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
4.1	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.3	Indenture. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.4	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.5	Guarantee Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on March 28, 2003. Here incorporated by reference.
4.6	Certificate Evidencing Floating Rate Capital Securities. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.7
Floating Rate Junior Subordinated Deferrable Interest Debenture. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.

4.8	Indenture. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.9	Amended and Restated Declaration of Trust. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
4.10	Guarantee Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005. Here incorporated by reference.
10.1	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on July 8, 2002. Here incorporated by reference.
10.2	Employment Agreement with Stephen M. Tuuk. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.
10.3	Employment Agreement with Stephen M. Westfield. Previously filed as an exhibit to the Company’s Registration Statement on Form 10-SB filed on April 30, 2002. Here incorporated by reference.

10.4
Professionals Direct, Inc. Outside Directors’ Deferred Compensation Plan. Previously filed as Appendix A to the Company’s 2005 Schedule 14A Proxy Statement filed on April 19, 2005. Here incorporated by reference.

10.5
Professionals Direct, Inc. Employee and Director Stock Purchase Plan. Previously filed as Appendix B to the Company’s 2005 Schedule 14A Proxy Statement filed on April 19, 2005. Here incorporated by reference.

10.6
Office Lease dated March 22, 2006 between Professionals Direct Insurance Services, Inc. and Fairplain Development Co. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2006.

14	Code of Ethics
20.1	Financial Statements, Notes, and Independent Auditor’s Report of the Company for the year ended December 31, 2006.
21	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Vice President of Finance, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32
Certification of Chief Executive Officer and Vice President of Finance, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. This exhibit, except those portions expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not deemed “filed” as part of this filing.