Form 10QSB
period 2007-03-31
PROFESSIONALS DIRECT INC
filed 2007-05-14
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

There were 333,300 shares of Common Stock outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
March 31,	2007
(000)
Assets

Fixed maturities held to maturity, at amortized cost	$7,030
Fixed maturities available for sale, at fair value	31,102
Other invested asset, at cost which approximates fair value	277

Total investments	38,409

Cash and cash equivalents	4,425
Receivables:
Amounts due from reinsurers	17,034
Other	1,902
Prepaid reinsurance premiums	3,683
Deferred acquisition costs	1,509
Net deferred federal income taxes	1,225
Other assets	1,278

Total Assets	$69,465

Liabilities and Shareholders’ Equity

Liabilities
Loss and loss adjustment expense reserves	$32,746
Unearned premiums	12,218
Amounts due to reinsurers	1,827
Other liabilities	2,510
Accrued interest	986
Surplus certificates	1,343
Trust preferred securities	5,000

Total Liabilities	56,630

Shareholders’ Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,300 shares issued and outstanding)	3,204
Retained earnings	9,871
Accumulated other comprehensive loss	(240)

Total Shareholders’ Equity	12,835

Total Liabilities and Shareholders’ Equity	$69,465

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended March 31,
	2007	2006
	(000)	(000)
Revenues
Net premiums earned	$3,958	$4,004
Fees and commissions	256	212
Net investment income	403	359
Finance and other income - including unusual gain of $82 and $113, respectively (Note 3)	124	160

Total revenues	4,741	4,735

Expenses
Losses and loss adjustment expenses	2,787	2,835
Operating and administrative	1,223	948
Interest	128	139

Total expenses	4,138	3,922

Income before federal income taxes	603	813

Federal income taxes	158	250

Net income	445	563

Other comprehensive income (loss) (net of tax (benefit) of $34 and $(62), respectively)	66	(121)

Comprehensive income	$511	$442

Per share of common stock (not in thousands):
Basic and diluted net income per share	$1.33	$1.69
Basic and diluted comprehensive income per share	1.53	1.33

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(000)	(000)
Operating activities
Net income	$445	$563
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income taxes	(21)	29
Gain from redemption of surplus certificates	(82)	(113)
Depreciation and amortization	160	168
Changes in operating assets and liabilities:
Amounts due from reinsurers	(653)	(76)
Other receivables	146	(62)
Prepaid reinsurance premiums	436	194
Deferred acquisition costs	(93)	26
Other assets	68	(126)
Loss and loss adjustment expense reserves	(131)	929
Amounts due to reinsurers	97	74
Unearned premiums	433	(369)
Other liabilities	(305)	(190)
Accrued interest	(159)	(132)

Net cash from operating activities	341	915

Investing activities
Cost of fixed maturities acquired	(2,486)	(5,703)
Proceeds from sales or maturities of fixed maturities	1,256	1,670
Cost of property and equipment acquired	(50)	(105)

Net cash for investing activities	(1,280)	(4,138)

Financing activities
Repayments of surplus certificates	(178)	(141)
Net repayments under lines of credit	-	(170)

Net cash for financing activities	(178)	(311)

Net decrease in cash and cash equivalents	(1,117)	(3,534)

Cash and cash equivalents, beginning of period	5,542	9,309

Cash and cash equivalents, end of period	$4,425	$5,775

Supplemental disclosures of cash flow information
Federal income tax payments	$-	$220
Interest payments	287	271

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Professionals Direct Insurance Company (PDIC), a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., an inactive Michigan professional employer organization; Professionals Direct Finance, Inc. (Finance), a premium finance company; and Professionals Direct Insurance Services, Inc. (Services), a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance), plus Lawyers Direct Risk Purchasing Group, Inc. which the Company controls. Professionals Direct Statutory Trust I and Professionals Direct Statutory Trust II are accounted for under the equity method in the accompanying financial statements and are not consolidated because the Company is not the primary beneficiary.

The condensed consolidated financial statements and notes as of and for the three months ended March 31, 2007 and 2006 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. Income per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period (333,300 for the three months ended March 31, 2007, and 333,500 for the three months ended March 31, 2006). Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

3. Unusual Gain

Other income includes an unusual gain of $82,000 and $113,000 in 2007 and 2006, respectively, the portion of principal surplus certificate holders forgave in return for early redemption.

4. Recent Accounting Pronouncements

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statemernts in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have an impact on our financial position or results of operations and we have taken no tax positions which would require disclosure under the new guidance. Although the IRS is not currently examining any of our income tax returns, tax years 2004-2006 remain open and are subject to examination.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company does not believe the adoption will have a material impact on its financial condition or results of operations, if any, of adopting SFAS No. 157 which becomes effective in 2008.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159") which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined. The Company will adopt the standard in fiscal 2008.

Item 2.  Management's Discussion and Analysis

The following discussion and analysis for the three months ended March 31, 2007 should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion of our financial condition and results of operations contains certain forward-looking statements. A discussion of the limitations of forward-looking statements appears at the end of this section.

Introduction

Revenues decreased nominally in 2007 from 2006. The decrease in losses and loss adjustment expenses approximated the slight decrease in net premiums earned. Operating and administrative expenses increased. As a result, net income this year is down when compared to last year. The following table and discussion compares the year-to-date financial results for 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$3,958	$4,004	$(46)	(1.1%)
Fees and commissions	256	212	44	20.8%
Net investment income	403	359	44	12.3%
Finance and other income	124	160	(36)	(22.5%)
Total revenues	4,741	4,735	6	0.1%
Expenses:
Losses and loss adjustment expenses	2,787	2,835	(48)	(1.7%)
Operating and administrative	1,223	948	275	29.0%
Interest	128	139	(11)	(7.9%)
Total expenses	4,138	3,922	216	5.5%
Income before federal income taxes	603	813	(210)	(25.8%)
Federal income taxes	158	250	(92)	(36.8%)
Net income	$445	$563	$(118)	(21.0%)
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$42,834	$43,611	$(777)	(1.8%)
Total assets	69,465	71,859	(2,394)	(3.3%)
Total liabilities	56,630	60,815	(4,185)	(6.9%)
Total shareholders’ equity	12,835	11,044	1,791	16.2%
Per Share Data:
Net income	$1.33	$1.69	$(0.36)	(21.3%)
Shareholders’ equity	38.51	33.12	5.39	16.3%

Results of Operations (000 omitted):

The following is an analysis of the material revenue and expense components of our operational results for the first quarter of 2007 with comparisons to the first quarter of 2006.

Net Premiums Earned. Net premiums earned equal direct premiums earned (premiums earned on policies written) less ceded premiums earned (amounts ceded to reinsurers) and is our primary source of revenue. The decrease in net premiums earned is the result of higher net premiums written offset by higher ending net unearned premiums. The increase in net unearned premiums is consistent with the increase in both direct and net premiums written in 2007 when compared to 2006.

The effects of these changes are reflected in the table below:

	Three Months Ended March 31,
	2007	2006	Change	Percent Change
	(in thousands of dollars)
Beginning gross unearned premiums	$11,785	$11,776	$9	0.1%
Beginning ceded unearned premiums	(4,118)	(4,175)	57	1.4%
Beginning net unearned premiums	7,667	7,601	66	0.9%

Direct premiums written	6,855	5,944	911	15.3%
Ceded premiums written	(2,029)	(2,115)	86	4.1%
Net premiums written	4,826	3,829	997	26.0%

Ending gross unearned premiums	12,218	11,407	811	7.1%
Ending ceded unearned premiums	(3,683)	(3,981)	298	7.5%
Ending net unearned premiums	8,535	7,426	1,109	14.9%
Net premiums earned	$3,958	$4,004	$(46)	(1.1%)

During the first quarter of 2007, direct and net premiums written increased. These increases resulted from increased new business and rate increases offset by lower renewal rates in Michigan and Florida. New business for 2007 was $1,586 compared to $811 for 2006. The percentage increase in net premiums written exceeded that of direct premiums written because policies are being written at lower limits in 2007 and as a result of the slight increase in our reinsurance retention beginning January 1, 2007.

For policies with 2007 effective dates, PDIC’s maximum retention increased slightly from $250 in 2006 to $275 in 2007. Decisions on the appropriate level of reinsurance are impacted by a variety of factors from pricing, to availability and credit quality of reinsurers, and our level of surplus. As such, reinsurance retentions can vary from year to year. After analyzing our surplus and given market conditions, we decided to increase our retention level for 2007.

Fees and Commissions. Fees and commissions originate primarily from two sources. First are membership fees, which are earned by Lawyers Direct Risk Purchasing Group, Inc. (“Lawyers Direct”), an affiliate organized and managed by Services, as part of the Lawyers Direct® program for one to five person law firms. Second are commissions, which are earned from placing insurance with unrelated third parties and performing management services. Fees and commissions earned in the first quarter of 2007 were $256, $44 more than the first quarter of 2006. Commission income accounted for $37 of the increase and fees from Lawyers Direct accounted for $7. These increases resulted from writing more business with other carriers and through Lawyers Direct.

Net Investment Income. Net investment income is comprised of interest on fixed maturity investments, short-term investments and realized investment gains and losses. The net investment income increase of $44 or 12.3% in the first three months of 2007 as compared to 2006 is primarily attributable to an improvement in average yield resulting from an increase in interest rates. The tax equivalent book yield on the portfolio increased 63 basis points from a year ago and is now over 4.6%.

Finance and Other Income. Income generated from premium financing incidental to the sale of PDIC’s insurance policies in Michigan and selected other states was $3 lower in 2007 than 2006. During the first quarter of 2007 and 2006, PDIC redeemed 260 and 254 surplus certificates, respectively, as part of a redemption program. This redemption resulted in an unusual gain of $82 and $113 in 2007 and 2006, respectively, the portion of principal surplus certificate holders forgave in return for early redemption. The decrease in the gain is the primary reason for the decrease in finance and other income.

Losses and Loss Adjustment Expenses (“LAE”). Overall profitability is materially influenced by the loss estimate for current year claims, plus the favorable or adverse development related to estimates for prior years’ claims. During the first three months of 2007, PDIC recorded losses and LAE of $2,787 for claims made and reported in 2007. During the first three months of 2006, PDIC recorded losses and LAE of $2,835 for claims made and reported in 2006. First quarter loss and LAE is determined based on the application of the five-year weighted average historic loss ratio for PDIC applied to the current quarter net earned premium. Use of an average loss ratio is appropriate as there has been insufficient time to assess the reported 2007 claims.

Loss ratios are the sum of incurred losses and LAE expressed as a percentage of net premiums earned. The loss ratio for the first three months of 2007 was 70.4% compared to 70.8% in 2006. There was no development in the first quarter of either 2007 or 2006 related to prior years’ claims.

PDIC establishes reserves for payment of losses and LAE related to our insurance contracts. Reserves are the estimated ultimate cost for reported claims and for claims incurred but not reported arising from policies that have been issued. PDIC provides for the estimated ultimate cost of those claims without regard to how long it takes to settle them or the time value of money.

PDIC issues only “claims-made” contracts. Claims-made contracts are commonly used for lawyers professional liability policies and provide coverage for claims related to covered events described in the insurance contract that are made against the insured during the term of the contract and reported to the insurer during a period provided for in the contract.

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

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability. Claims may not be brought until several years after the acts or omissions that gave rise to the claim occurred. Ultimate loss costs, even for similar events, vary significantly depending upon many factors. Professional liability claims are typically resolved over an extended period of time, often three years or more. The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial expertise and the application of significant judgment. Such estimates require periodic revision. PDIC’s current reserve policy recognizes this uncertainty by maintaining case supplement reserves (commonly referred to as IBNR reserves) to provide for the possibility that actual results may be less favorable compared to the estimated costs as developed during the normal case reserve estimation process. The case supplement reserve is determined by estimating the ultimate liability for all claims which have been made and reported and then subtracting the case reserves. Case supplement reserves as a percentage of total reserves at March 31, 2007 were 39.1%. PDIC does not discount its reserves to recognize the time value of money.

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

Operating and Administrative Expenses. Operating and administrative expenses for the first three months of 2007 compared to the same period for 2006 increased $275 or 29.0%. This increase occurred in multiple areas, some of which were timing differences or non-recurring items. For example, acquisition costs increased $88 from changes in PDIC’s sources of business; compensation increased $65 from increases in personnel, salaries and bonuses; professional fees were $55 higher because we were billed earlier, not more, in 2007 than in 2006; and outsourced programming, a non-recurring expense, was $20.

Interest Expense. Interest expense for the first three months of 2007 decreased $11 from the same period in 2006 primarily as a result of the reduction in the number of surplus certificates.

Income Taxes. The effective federal income tax rate for 2007 and 2006 is 26.2% and 30.7%, respectively. The effective rates for both years are less than the statutory rate of 34% because of tax-exempt interest income.

Financial Condition, Liquidity, and Capital Resources (000 omitted):

Professionals Direct, Inc. is a legal entity separate and distinct from its subsidiaries. Because the parent holding company has no other business operations, management fees and dividends from its subsidiaries represent the principal source of funds for its obligations, including debt service. Management fees paid by PDIC must be pre-approved by the Office of Financial and Insurance Services, the regulatory body in Michigan responsible for the oversight of PDIC. Under terms of the plan that governed the Company’s conversion, PDIC is prohibited from making any dividend payments to the Company until such time as the surplus certificates are redeemed. Management fees paid by the remaining subsidiaries are determined from time-to-time by the Board of Directors. Payment of management fees and dividends by our other subsidiaries are limited only by solvency requirements.

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

Trends or uncertainties that may have an impact on short-term or long-term liquidity include the impact that hard or soft market conditions may have on premium rates we can charge, changes in the cost and availability of reinsurance and changes in interest rates effecting both investment income and interest expense. As the costs of obtaining reinsurance change in the future, we intend to adjust the rates we charge our customers. However, such rate changes may be limited by competition or regulation and we may need to increase our retention levels which may impact our underwriting results. We believe that we will be able to manage reinsurance costs so the impact on overall liquidity is minimized.

When interest rates decline, the cost of borrowing decreases and the market value of our investment portfolio, which primarily consists of debt securities, increases and the overall yield on new investments decreases. When interest rates increase, the opposite effects are realized. Because interest rates have recovered from their historic lows, we believe it is unlikely that material gains will be realized on portfolio assets or be a source of liquidity during 2007.

At March 31, 2007, cash and cash equivalents totaled $4,425. This represents that portion of total assets necessary to be kept liquid to meet demand for operating, loss and reinsurance payments. It is expected that this level of cash and short term investments will be maintained to meet cash flow needs throughout 2007.

Our net cash flow from operations for the first quarter of 2007 was $341 compared to $1,028 for the first quarter of 2006, a decrease of $687. The decrease in cash from operations is largely the result of the timing of payments received from reinsurers on ceded losses. Cash flow for both quarters was invested in fixed maturities and net repayments on the lines of credit and surplus certificates.

To provide additional liquidity, we have two lines of credit available from a bank. The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank’s prime rate. The second line for $1,000 can be used for general corporate purposes and bears interest at 1% over the bank’s prime rate. Neither of the lines had outstanding balances as of March 31, 2007. These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank. The Company was in compliance with all covenants as of March 31, 2007. Debt under these lines is secured by substantially all assets of the Company, Services and Finance, including shares of PDIC subject to the rights of policyholders under insurance laws and the authority of insurance regulators.

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

Critical Accounting Estimates and Judgments:

The Company’s significant accounting policies are presented on pages 6 through 9 of Exhibit 20.1 to the Company’s Annual Report on Form 10-KSB filed on March 30, 2007. Certain of these policies are important to the portrayal of the Company’s financial condition, because they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

The condensed consolidated financial statements include certain amounts, based upon informed estimates and judgments made by management, for transactions not yet complete or for which the ultimate resolution is not certain. Such estimates and judgments affect the reported amounts in the financial statements. Although management believes that they are making the best decisions based upon information then available, it is possible that as conditions and experience develop, these estimates may change and may be materially different from originally reported in the financial statements. Our reserves for unpaid losses and loss adjustment expenses, the related amounts due from reinsurers, investment valuation and deferred taxes represent the most critical estimates present within the financial statements. Amounts recoverable from reinsurers are estimated in a manner consistent with the provisions of the reinsurance agreement and the establishment of the liability for loss and loss adjustment expenses.

Forward-Looking Statements:

This report contains forward-looking statements, including, but not limited to, statements relating to the Company’s business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Company’s management, and estimates and projections about the Company’s industry. Words such as “believes”, “estimates”,

“expects”, “judgment”, “objective”, “plans”, “projects”, and variations of such words and similar expressions are intended to identify such forward-looking statements. Determination of loss and loss adjustment expense reserves and amounts due from reinsurers are based substantially on estimates and the amounts so determined are inherently forward-looking.

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

●
The results of the activities of the Special Committee of the Company’s Board of Directors that was established to explore strategic alternatives to enhance shareholder value which could include, but are not limited to, a possible sale or merger, recapitalization, strategic alliance or joint venture (although there can be no assurance that the exploration of strategic alternatives will result in any transaction);

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

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Vice President of Finance, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Other than as related to the ceded premium issue previously disclosed in our Form 10-K for the year ended December 31, 2006 and resolved during the first quarter of 2007, there were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PROFESSIONALS DIRECT, INC.

Date: May 11, 2007	/s/ Stephen M. Tuuk
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