Form 10QSB
period 2007-06-30
PROFESSIONALS DIRECT INC
filed 2007-08-14
CIK 1158269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

There were 333,300 shares of Common Stock outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes           No    X    .

PROFESSIONALS DIRECT, INC.
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet - June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Income and Comprehensive Income - Three and Six Months Ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows -Six Months Ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2. Management’s Discussion and Analysis	8

	Item 3. Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 5. Other Information	16

	Item 6. Exhibits	16

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
June 30,	2007
(000)
Assets

Fixed maturities held to maturity, at amortized cost	$7,014
Fixed maturities available for sale, at fair value	31,341
Other invested asset, at cost which approximates fair value	277

Total investments	38,632

Cash and cash equivalents	5,528
Receivables:
Amounts due from reinsurers	14,367
Other	1,968
Prepaid reinsurance premiums	3,568
Deferred acquisition costs	1,585
Net deferred federal income taxes	1,326
Other assets	1,685

Total Assets	$68,659

Liabilities and Shareholders’ Equity

Liabilities
Loss and loss adjustment expense reserves	$32,398
Unearned premiums	12,709
Amounts due to reinsurers	1,931
Other liabilities	2,216
Accrued interest	1,003
Surplus certificates	1,343
Trust preferred securities	5,000

Total Liabilities	56,600

Shareholders’ Equity
Preferred stock, no par (500,000 shares authorized, no shares issued)	-
Common stock, no par (5,000,000 shares authorized, 333,300 shares issued and outstanding)	3,204
Retained earnings	9,192
Accumulated other comprehensive loss	(337)

Total Shareholders’ Equity	12,059

Total Liabilities and Shareholders’ Equity	$68,659

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(000)	(000)	(000)	(000)
Revenues
Net premiums earned	$4,079	$4,015	$8,037	$8,019
Fees and commissions	256	232	512	444
Net investment income	404	368	807	727
Finance and other income, including unusual gains	46	91	170	251

Total revenues	4,785	4,706	9,526	9,441

Expenses
Losses and loss adjustment expenses	4,458	3,135	7,245	5,970
Operating and administrative	1,034	1,128	2,257	2,076
Strategic alternatives	274	-	274	-
Interest	129	142	257	281

Total expenses	5,895	4,405	10,033	8,327

Income (loss) before federal income taxes	(1,110)	301	(507)	1,114

Federal income taxes (benefit)	(430)	66	(272)	316

Net income (loss)	(680)	235	(235)	798

Other comprehensive loss (Net of tax benefit of $50, $26, $16 and $88, respectively)	(97)	(50)	(31)	(171)

Comprehensive income (loss)	$(777)	$185	$(266)	$627

Per share of common stock (not in thousands):
Basic and diluted net income (loss) per share	$(2.04)	$.70	$(.71)	$2.39
Basic and diluted comprehensive income (loss) per share	(2.33)	.55	(.80)	1.88

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(000)	(000)
Operating activities
Net income (loss)	$(235)	$798
Adjustments to reconcile net income to net cash from operating activities:
Deferred federal income taxes	(72)	119
Gain from redemption of surplus certificates	(82)	(157)
Loss on disposal of assets	15	-
Depreciation and amortization	310	328
Changes in operating assets and liabilities:
Amounts due from reinsurers	2,014	(5,210)
Other receivables	80	44
Prepaid reinsurance premiums	551	86
Federal income taxes recoverable	(400)	(466)
Deferred acquisition costs	(169)	(33)
Other assets	(69)	(99)
Loss and loss adjustment expense reserves	(478)	4,458
Amounts due to reinsurers	201	292
Unearned premiums	924	(118)
Other liabilities	(531)	880
Accrued interest	(142)	(318)

Net cash from operating activities	1,917	604

Investing activities
Cost of fixed maturities acquired	(6,173)	(9,692)
Proceeds from sales or maturities of fixed maturities	4,479	5,093
Cost of property and equipment acquired	(59)	(309)

Net cash for investing activities	(1,753)	(4,908)

Financing activities
Repayments of surplus certificates	(178)	(425)
Net repayments under lines of credit	-	(170)

Net cash for financing activities	(178)	(595)

Net decrease in cash and cash equivalents	(14)	(4,899)

Cash and cash equivalents, beginning of period	5,542	9,309

Cash and cash equivalents, end of period	$5,528	$4,410

Supplemental disclosures of cash flow information
Federal income tax payments	$214	$663
Interest payments	299	599

See accompanying notes to condensed consolidated financial statements.

PROFESSIONALS DIRECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Professionals Direct Insurance Company (PDIC), a property and casualty insurance company providing professional liability insurance to attorneys; Professionals Direct Employer Organization, Inc., an inactive Michigan professional employer organization; Professionals Direct Finance, Inc. (Finance), a premium finance company; and Professionals Direct Insurance Services, Inc. (Services), a company providing underwriting, claims, accounting, information technology services and selling professionals liability and other insurance) plus Lawyers Direct Risk Purchasing Group, which the Company controls.  Professionals Direct Statutory Trust I and Professionals Direct Statutory Trust II are accounted for under the equity method in the accompanying financial statements and they are not consolidated because the Company is not the primary beneficiary.

The condensed consolidated financial statements and notes as of and for the three and six-month periods ended June 30, 2007 and 2006 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.         Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements.  SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  The Company believes SFAS No. 157, which we will adopt effective January 1, 2008, will not materially impact, if at all, its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159") which provides reporting entities the option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company believes SFAS No. 159, which we will adopt effective January 1, 2008, will not materially impact, if at all, its financial condition or results of operations.

3.         Income per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period (333,300 for the three and six months ended June 30, 2007, and 333,500 for the three and six months ended June 30, 2006).  Diluted income per share is equal to basic income per share as there are no stock options or other dilutive instruments outstanding.

4.         Unusual Gains

Other income includes unusual gains of $0 and $82,000 for the three and six months ended June 30, 2007, respectively, and $44,000 and $157,000 for the three and six months ended June 30, 2006, respectively, from principal forgiven by surplus certificate holders in return for early redemption.

   5.  Sale of Company

On June 25, 2007, Professionals Direct, Inc. executed a merger agreement under which it agreed to be acquired by Hanover Acquisition Corp. (“Purchaser”), a wholly-owned subsidiary of The Hanover Insurance Group, Inc. of Worcester, Massachusetts (NYSE: THG) (“Hanover”).  The purchase price is $23.2 million, or $69.61 per share, payable in cash after closing of the merger.  The closing is subject to a variety of conditions, including approval by shareholders and the Commissioner of Insurance of the State of Michigan and the Office of Financial and Insurance Services of the Michigan Department of Labor and Economic Growth (“OFIS”).  If the merger is approved, closing will occur late in the third quarter or early in the fourth quarter of 2007.

On August 7, 2007, OFIS issued an order stating that the acquisition of control of the Company by Hanover in accordance with the Merger Agreement is approved, contingent upon approval of holders of a majority of the common stock of the Company, and satisfactory review of fingerprint results for all of Purchaser’s officers and directors.

Item 2.  Management’s Discussion and Analysis

The following discussion and analysis for the six months ended June 30, 2007 should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this report.  The following discussion of our financial condition and results of operations contains certain forward-looking statements.  A discussion of the limitations of forward-looking statements appears at the end of this section.

Introduction

Revenues increased nominally in 2007 from 2006.  Losses and loss adjustment expenses increased in 2006 because adverse development was greater in the first half of 2007 than in 2006.  Operating and administrative expenses also increased.  As a result, the first six months of 2007 is a net loss when compared to last year’s net income.  The following table and discussion compares year-to-date financial results for 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Change	Percent Change
	(in thousands of dollars, except for per share data)
Revenues:
Net premiums earned	$8,037	$8,019	$18	0.2%
Fees and commissions	512	444	68	15.3%
Net investment income	807	727	80	11.0%
Finance and other income	170	251	(81)	(32.3%)
Total revenues	9,526	9,441	85	0.9%
Expenses:
Losses and loss adjustment expenses	7,245	5,970	1,275	21.4%
Operating and administrative	2,257	2,076	181	8.7%
Strategic alternatives	274	-	274	-
Interest	257	281	(24)	(8.5%)
Total expenses	10,033	8,327	1,706	20.5%
Income (loss) before federal income taxes	(507)	1,114	(1,621)	(145.5%)
Federal income taxes (benefit)	(272)	316	(588)	(186.1%)
Net income (loss)	$(235)	$798	$(1,033)	(129.4%)
Selected Balance Sheet Data: (at end of period)
Total investments and cash	$44,160	$42,641	$1,519	3.6%
Total assets	68,659	76,220	(7,561)	(9.9%)
Total liabilities	56,600	64,992	(8,392)	(12.9%)
Total shareholders’ equity	12,059	11,228	831	7.4%
Per Share Data:
Net income (loss)	$(.71)	$2.39	$(3.10)	(129.7%)
Shareholders’ equity	$36.18	$33.67	$2.51	7.5%

Results of Operations (000 omitted):

Following is a summary and analysis of the material revenue and expense components of our operational results for the first six months and second quarter of 2007 with comparisons to 2006.

Net Premiums Earned.   Net premiums earned is equal to direct premiums earned (premiums earned for policies written) less ceded premiums earned (amounts ceded to reinsurers) and is our primary source of revenue.  Net unearned premiums increased consistent with increases in direct and net premiums written in 2007 compared to 2006.

The effects of these changes are reflected in the table below:

	Six Months Ended June 30,
	2007	2006	Change	Percent Change
	(in thousands of dollars)

Beginning gross unearned premium	$11,785	$11,776	$9	0.1%
Beginning ceded unearned premium	(4,118)	(4,175)	57	1.4%
Beginning net unearned premium	7,667	7,601	66	0.9%

Direct premiums written	13,826	12,479	1,347	10.8%
Ceded premiums written	(4,315)	(4,492)	177	3.9%
Net premiums written	9,511	7,987	1,524	19.1%

Ending gross unearned premium	12,709	11,658	1,051	9.0%
Ending ceded unearned premium	(3,568)	(4,089)	521	12.7%
Ending net unearned premium	9,141	7,569	1,572	20.8%
Net premiums earned	$8,037	$8,019	$18	0.2%

During the first half of 2007, direct and net premiums written increased.   These increases resulted from increased new business ($2,912 compared to $1,402 for 2006) plus rate increases partially offset by lower renewal rates in Michigan and Florida.  The percentage increase in net premiums written exceeded that of direct premiums written principally because policies are being written at lower limits in 2007 which increases the percentage we retain.  Additionally, we nominally increased our reinsurance retention beginning January 1, 2007.

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

Fees and Commissions.  Fees and commissions originate from two primary sources.  First are membership fees, which are earned by Lawyers Direct Risk Purchasing Group ("Lawyers Direct"), an affiliate organized and managed by Services, as part of the Lawyers Direct program for one to five person law firms.  Second are commissions, which are earned from placing insurance with unrelated third parties and performing management services.  Fees and commissions earned in the first half of 2007 were $512, $68 more than in the first half of 2006.  Commission income accounted for $66 of the increase; Lawyers Direct accounted for $2.

Net Investment Income.  Net investment income is comprised of interest on fixed maturity investments, short-term investments and realized investment gains and losses.  The net investment income increase of $80 or 11% in the first six months of 2007 as compared to 2006 is primarily attributable to an improvement in average yield resulting from an increase in interest rates.  The tax equivalent book yield on the portfolio increased 64 basis points from a year ago and is now almost 5%.

Finance and Other Income.  Income generated from premium financing incidental to the sale of PDIC’s insurance policies in Michigan and selected other states was $7 lower for the first six months of 2007 as compared to 2006.  During the first six months of 2007 and 2006, PDIC redeemed 260 and 254 surplus certificates, respectively, as part of a redemption program.  This redemption resulted in unusual gains of $82 and $157 in 2007 and 2006, respectively, from principal forgiven by surplus certificate holders in return for early redemption.  The decrease in these gains primarily caused the decrease in finance and other income.

Losses and Loss Adjustment Expenses (“LAE”).  Overall profitability is materially influenced by the loss estimate for current year claims, plus the favorable or adverse development related to estimates for prior years’ claims.  During the first six months of 2007, PDIC recorded losses and LAE of $7,245 of which $5,692 was for claims made and reported in 2007 and $1,553 was for claims made and reported in prior years.  During the first six months of 2006, PDIC recorded losses and LAE of $5,970 of which $5,585 was for claims made and reported in 2006 and $385 was for claims made and reported in prior years.  The increase in 2007 losses attributed to prior years resulted from unanticipated development on a number of claims primarily from the 2005 report year.  The increase in 2006 losses attributed to prior years resulted from small changes to the loss ratio assumptions to reflect then current experience.  Loss ratios are the sum of the losses and loss adjustment expenses incurred expressed as a percentage of net premiums earned.  The loss ratio for the first six months of 2007 was 90.1% compared to 74.4% in 2006.  In the first half of 2007, the increase in estimate of prior years’ claims increased the loss ratio by 19.3% as contrasted to 2006, when the increase in estimate of prior years’ claims increased the loss ratio by 4.8%.

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

Management estimates of the loss reserve liability are reviewed by independent actuaries twice each year.   The June 30, 2007 and 2006 loss and LAE reserves have been evaluated by our outside actuary.  Several variables and methodologies are used to calculate the appropriate amount of the loss reserve liability that should be recorded.  Key variables utilized to develop the loss reserve estimate include:

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
●           Hindsight outstanding method
●           Pure premium method
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

The estimation of ultimate liability for losses and loss adjustment expenses is an inherently uncertain process and does not represent an exact calculation of that liability.  Claims may not be brought until several years after the acts or omissions that gave rise to the claim occurred.  Ultimate loss costs, even for similar events, vary significantly depending upon many factors.  Professional liability claims are typically resolved over an extended period of time, often three years or more.  The combination of changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial expertise and the application of significant judgment.  Such estimates require periodic revision.  PDIC’s current reserve policy recognizes this uncertainty by maintaining case supplement reserves (commonly referred to as IBNR reserves) to provide for the possibility that actual results may be less favorable compared to the estimated costs as developed during the normal case reserve estimation process.  The case supplement reserve is determined by estimating the ultimate liability for all claims which have been made and reported and then subtracting the case reserves.  Case supplement reserves as a percentage of total reserves at June 30, 2007 were 43.0%.  PDIC does not discount its reserves to recognize the time value of money.

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

Operating and Administrative Expenses.  Operating and administrative expenses for the first six months of 2007 compared to the same period for 2006 increased $181 or 8.7%.  This increase is the result of reduced ceding commissions earned in 2007 compared to 2006 and increased compensation costs and insurance assessments.  Ceding commissions have declined consistent with decreases in ceded premium and account for $72 of the increase.  Compensation costs and insurance assessments account equally for the remainder of the increase.

Strategic Alternatives.  Strategic alternatives represent fees attributable to the pending sale of the Company and include principally legal and valuation fees.

Interest Expense.   Interest expense for the first six months of 2007 decreased $24 from the same period in 2006 primarily as a result of the reduction in the number of surplus certificates.

Income Taxes. The effective federal income tax (benefit) rate for 2007 and 2006 is (53.6%) and 28.4%, respectively.  The effective rates for both years differ from the statutory rate of 34% because of tax-exempt interest income.

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

At June 30, 2007, cash and cash equivalents totaled $5,528.  This represents that portion of total assets necessary to be kept liquid to meet demand for operating, loss and reinsurance payments.  It is expected that this level of cash and short term investments will be maintained to meet cash flow needs throughout 2007.

Our net cash flow from operations for the first six months of 2007 was $1,917 compared to $604 for the first six months of 2006, an increase of $1,313.  Cash flow from operations was generated primarily by a decrease in the amount due from reinsurers.  Cash flow for both periods was invested in fixed maturities and used to repay lines of credit and redeem surplus certificates.

To provide additional liquidity, we have two lines of credit available from a bank.  The first line is a $1,800 revolving line used by Finance to finance insurance premiums and bears interest at .5% over the bank’s prime rate.  The second line for $1,000 can be used for general corporate purposes and bears interest at 1% over the bank’s prime rate.  Neither of the lines had outstanding balances as of June 30, 2007.  These lines of credit require, among other things, that we maintain a minimum tangible net worth of $7,500, that PDIC maintain a minimum surplus of not less than 240% of the Authorized Control Level Risk Based Capital (as defined by the National Association of Insurance Commissioners), and that we deliver periodic financial reports to the bank.  The Company was in compliance with all covenants as of June 30, 2007.  Debt under these lines is secured by substantially all assets of the Company, Services and Finance, including shares of PDIC subject to the rights of policyholders under insurance laws and the authority of insurance regulators.

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

●
The effect of the Company’s entering into an Agreement and Plan of Merger on June 25, 2007, with The Hanover Insurance Group, Inc., a Delaware corporation, and Hanover Acquisition Corp., a Michigan corporation;

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

PART II.  OTHER INFORMATION

Item 5.  Other Information.

On June 25, 2007, the Company executed a merger agreement under which it agreed to be acquired by Hanover Acquisition Corp. (“Purchaser”), a wholly-owned subsidiary of The Hanover Insurance Group, Inc. of Worcester, Massachusetts (“Hanover”).  The merger consideration is approximately $23.2 million, or $69.61 per share, payable in cash after closing of the merger.  The closing is subject to a variety of conditions, including approval by the Company’s shareholders and approval by the Commissioner of Insurance of the State of Michigan and the Office of Financial and Insurance Services of the Michigan Department of Labor and Economic Growth (“OFIS”).  If the merger is approved, we expect that the closing would occur in the late third or early fourth quarter of 2007.

On August 10, 2007, the Company was informed that OFIS issued an order dated August 6, 2007, stating that the acquisition of control of the Company by Hanover in accordance with the Merger Agreement is approved, contingent upon approval of holders of a majority of the common stock of the Company, and satisfactory review of fingerprint results for all of Purchaser’s officers and directors.

The Company expects to hold a special meeting of its shareholders on Friday, September 7, 2007, to consider and approve the merger with Hanover.  In connection with that meeting, the Company filed its proxy statement with the SEC on August 1, 2007, and began mailing the proxy statement to its shareholders on August 3, 2007.  Shareholders and other interested parties can obtain free copies of the proxy statement as well as other documents filed with the SEC that contain information about the Company on the SEC’s website at www.sec.gov.  Free copies of the SEC filings are also available from the Company.

Item 6.  Exhibits

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

2.1
Agreement and Plan of Merger, dated June 25, 2007, among Professionals Direct, Inc., The Hanover Insurance Group, Inc., and Hanover Acquisition Corp.  Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2007. Here incorporated by reference.

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

Date: August 14, 2007	PROFESSIONALS DIRECT, INC. /s/ Stephen M. Tuuk
Stephen M. Tuuk, President and Chief Executive Officer (authorized to sign on behalf of company)
/s/ Stephen M. Westfield
Stephen M. Westfield, Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Document

2.1
Agreement and Plan of Merger, dated June 25, 2007, among Professionals Direct, Inc., The Hanover Insurance Group, Inc., and Hanover Acquisition Corp.  Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 26, 2007. Here incorporated by reference.

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